Form 10-K
period 2025-12-31
Iridium Communications Inc.
filed 2026-02-12
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,643.2 million.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 6, 2026 was 104,956,759.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2025, are incorporated by reference into Part III of this Form 10-K.

IRIDIUM COMMUNICATIONS INC.

ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2025

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

PART I

Item 1. Business

Business Overview

Iridium Communications Inc. (“we,” “us,” or “Iridium”) is a leading provider of global voice, data, and positioning, navigation and timing (PNT) satellite services. We are the only commercial provider of communications services offering true global coverage, connecting people, organizations and assets to and from anywhere, in real time. Our low-Earth orbit (LEO), L-band network provides specialized, reliable, weather-resilient communications services to regions of the world where terrestrial wireless or wireline networks do not exist or are limited, including remote land areas, open ocean, airways, the polar regions, and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters. In addition, our satellites have additional payloads to host specific additional services for other customers like Aireon LLC. We also utilize our long history operating a commercial LEO satellite system to provide a growing array of engineering and operational services to government customers and government network operators such as the U.S. Space Force.

Our primary business is to provide voice and data communications services to businesses, U.S. and foreign governments, non-governmental organizations, and consumers via our satellite network, which has an architecture of 66 operational satellites with in-orbit spares and related ground infrastructure. We utilize an interlinked mesh architecture in space to route traffic across our satellite constellation using radio frequency crosslinks between satellites. This architecture minimizes the need for local ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence.

We primarily sell our products and services to commercial end users by recruiting and expanding a global wholesale distribution network, currently encompassing approximately 120 service providers, approximately 310 value-added resellers (VARs), and approximately 90 value-added manufacturers (VAMs), which create and sell technology that uses the Iridium network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific industries or business areas. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.

Our commercial business, which we view as our primary source of long-term growth, is diverse and serves markets such as emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction, railways and other transportation. Many of our end users view our products and services as critical to their daily operations and integral to their communications and business infrastructure. For example, multinational corporations in various sectors use our services for business telephony, email and data transfer, including telematics and personal location tracking, and to provide mobile communications services for employees in areas inadequately served by other telecommunications networks. Commercial enterprises use our services to track and control assets in remote areas and provide telematics information such as location and engine diagnostics. IoT (Internet of Things) VARs integrate our products and services into diverse solutions including asset tracking, environmental monitoring, condition-based monitoring and security and alerting solutions, which are used across industries. Ship crews and passengers use our services for ship-to-shore calling, as well as to send and receive email and data files, and to receive electronic media, weather reports, emergency bulletins, and electronic charts. Shipping operators use our services to manage operations on board ships and to transmit data, such as course, speed, fuel, weather, and other navigation service data, as well as for emergency services, as one of only two networks currently approved to provide Global Maritime Distress and Safety System (GMDSS) services. Increasingly, ships utilize Iridium terminals with integrated data and safety capabilities to complement and backup higher speed broadband services from other satellite operators that are subject to service outages, interference during rain, and geographic regulatory restrictions. Aviation end users use our services for air-to-ground telephony and data communications for position reporting, flight following, emergency tracking, weather information, electronic flight bag updates, and airline operational communications. Recreational users rely on our services as a safety and critical personal communications lifeline to remain in contact with friends and family, as well as for emergency distress signals.

We have also seen growing adoption of our services to support autonomous systems, for which Iridium is used for command and control, image transmission and environmental data gathering via unmanned aerial, underwater and surface vehicles. Iridium Certus® provides a platform for our partners to develop specialized broadband and midband (a term we use to describe services between our legacy 2.4 Kbps narrowband and our 128 Kbps and higher speed broadband offerings) applications on our network. In 2024, we introduced additional Iridium Certus offerings featuring Iridium Messaging Transport® (IMT®) that enable IoT applications to send more data, with greater security and natively delivered via cloud infrastructure. Throughout 2025, our VAM and VAR partners continued to innovate around our Certus IoT technology platform, developing and certifying new products and applications across industrial IoT, machine-to-machine and remote personnel use cases. With broadband services provided for the maritime, land-mobile and aviation industries and a midband service designed for maximum mobility, Iridium Certus offers flexibility to scale device speeds, sizes, and power requirements both up and down based on the needs of the end-user. We expect that these and future Iridium Certus service offerings will continue to drive growth opportunities in our commercial business.

We are developing a new service called Iridium NTN DirectSM, which we expect to commercially launch from our existing satellite constellation in 2026. Iridium NTN Direct is a 3GPP (3rd Generation Partnership Project) standards-based service that will provide Narrowband Internet of Things (NB-IoT) and direct-to-device (D2D) connectivity across the globe when fully deployed. 3GPP is an international collaboration that develops and maintains technical specifications for mobile communications technologies, enabling global interoperability of mobile networks and devices. Iridium frequencies and technology were accepted as part of 3GPP Release 19, which allows Iridium NTN Direct to be accessible via cellular chipsets designed to 3GPP standards.

In 2024, we acquired Satelles, Inc. (Satelles), a provider of highly secure, satellite-based PNT services that complement and protect Global Positioning System (GPS) and other Global Navigation Satellite System (GNSS) reliant systems. Time synchronization and location data play an important role in the global economy, particularly for major industries supported by critical infrastructure, such as financial services, telecommunications, cybersecurity, shipping, and transportation. In 2026, we are introducing an Application Specific Integrated Chip (ASIC) to allow partners to more cost effectively integrate our PNT services into their diverse applications using less power and space. We believe the acquisition of Satelles and our growing portfolio of PNT applications and distribution partnerships could generate substantial growth in our service revenue, as well as incremental growth in our equipment and engineering services revenue over the coming years, from both government and commercial customers. We also believe that Iridium PNT technology and services have application and business potential in other industries, like cybersecurity identity management by providing a trusted, authenticated location for data and financial transactions.

The U.S. government, directly and indirectly, has been and continues to be our largest single customer, generating $257.0 million in revenue, representing 29% of our total revenue, for the year ended December 31, 2025. This does not include revenue from the sale of equipment that may ultimately be purchased by U.S. or non-U.S. government agencies through third-party distributors, or airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, as we lack specific visibility into these activities and the related revenue. We operate primarily under a multi-year, fixed-price contract with the U.S. government, which we refer to as our Enhanced Mobile Satellite Services (EMSS) contract to provide specified satellite airtime services for an unlimited number of U.S. Department of War (DoW) (previously referred to as the Department of Defense) and other federal government subscribers. At signing in September 2019, the EMSS contract had a total value of $738.5 million over its seven-year term ending in September 2026. The current fixed-price annual rate of the EMSS contract is $110.5 million through September 2026, with one six-month extension option, exercisable at the election of the U.S. government, at the end of that period. We provide other services, such as Iridium Certus and Iridium PNT, to the U.S. government under separate arrangements for an additional fee.

The U.S. government owns and operates a dedicated gateway that is only compatible with our satellite network, and for which we provide certain maintenance services, and technology development engineering and support services, under contracts managed by the U.S. Space Force. The U.S. armed services, State Department, Department of Homeland Security, Federal Emergency Management Agency (FEMA), Customs and Border Protection, and other U.S. government agencies, as well as other nations’ governmental agencies, use our voice and data services for a wide variety of applications. Our voice and data products are used for numerous primary and backup communications solutions, including logistical, administrative, morale and welfare, tactical, and emergency communications. In addition, our products are installed in ground vehicles, ships, and rotary- and fixed-wing aircraft and are used for command-and-control and situational awareness purposes. Our satellite network provides increased network security to the U.S. government because traffic is routed across our satellite constellation before being brought down to earth through the dedicated, secure U.S. government gateway. The U.S. government has made, and continues to make, significant investments to maintain and upgrade its dedicated gateway, to purchase our voice and data devices, and to invest directly and indirectly in research and development and implementation support for additional services on our network, such as Distributed Tactical Communications Services (DTCS), Iridium Managed Access-Distributed Tactical Communication System NEXT (MA-DNX) and Iridium Certus.

We also provide engineering and support services to the U.S. government under a contract awarded by the Space Development Agency (SDA) in May 2022 to General Dynamics Mission Systems, with Iridium as a subcontractor, which we refer to as the SDA contract. Under this contract, General Dynamics Mission Systems and Iridium are building ground entry points and operations centers for the DoW’s Proliferated Warfighter Space Architecture (PWSA) and will provide network operations and systems integration services for the SDA’s next tranche of proliferated low-Earth orbit satellites.

At December 31, 2025, we had approximately 2,537,000 billable subscribers worldwide, representing a 3% increase compared to December 31, 2024. Total revenue increased from $830.7 million in 2024 to $871.7 million in 2025, representing a 5% increase.

Industry

We compete primarily in the mobile satellite services sector of the global communications industry. Mobile satellite services operators provide voice and data services to people and machines using a network of satellites and ground facilities, and utilize licensed radio frequency spectrum in what is called the L- or S-bands that are ideal for (among other things) consumer devices, small antennas, and battery powered devices. Satellite based L- and S-band frequencies were fully allocated by the International Telecommunications Union (ITU) in the early 1990s and are utilized by a limited number of mobile satellite operators like Iridium. Mobile satellite services are intended to meet users’ needs for connectivity in all locations where terrestrial wireless and wireline communications networks do not exist, do not provide sufficient coverage, or are impaired, including rural and developing areas that lack adequate wireless or wireline networks, airways, ocean and polar regions where few alternatives exist, and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

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

While traditionally requiring purpose built, proprietary devices and terminals to connect satellites to end users, increasingly, mobile satellite spectrum is being utilized for providing voice and data services from satellites directly to standards-based consumer devices like smartphones and watches. L- and S-band spectrum like Iridium’s is ideal for this application compared to other satellite frequencies due to propagation characteristics, the proximity to GPS and cellular frequencies for common antennas and other Radio frequency components, and growing cellular standardization activities through 3GPP that include these frequencies in the latest 5G standards (often referred to as Non-Terrestrial Networks or NTN). Initial applications include emergency and text messaging, but expectations are that additional data and voice services will be available over time on a regional or more global basis. Iridium’s NTN Direct service is an example of a standards-based service for messaging, emergency access, and IoT transmissions.

We believe growth in the terrestrial wireless industry has increased awareness of the need and higher expectations for reliable mobile voice and data communications services. In addition, despite significant penetration and competition, terrestrial wireless systems do not cover a large majority of the earth’s surface and are focused mainly in those areas where people live, excluding oceans and other remote regions where ships, airplanes and other remote assets may be. By offering proprietary or standards-based mobile communications services with global voice and data coverage, mobile satellite service providers address the demand from businesses, governments and individuals for connectivity and reliability in locations not consistently served by wireline and wireless terrestrial networks.

The mobile satellite services sector of the global telecommunications industry also benefits from the continued development of innovative, lower-cost technology and applications integrating mobile satellite products and services, including the continued advancement of IoT. We believe that growth in demand for mobile satellite services is driven in large part by the declining cost of these services, the diminishing size and lower costs of voice, data and IoT devices, the rollout of new applications tailored to the specific needs of customers across a variety of markets, the convergence of standards between satellite and cellular industries and the increasing availability of dual mode cellular and terrestrial technology, and expansion into new international markets.

Communications industry sectors include:
•mobile satellite services, which provide customers with voice and data connectivity to mobile and fixed devices using ground facilities and networks of geostationary Earth orbit (GEO) satellites operating in licensed L-band or S-band frequencies, which are located approximately 22,300 miles above the equator, medium Earth orbit satellites, which orbit between approximately 6,400 and 10,000 miles above the earth’s surface, or low Earth orbit (LEO) satellites, such as those in our constellation, which orbit between approximately 300 and 1,000 miles above the earth’s surface;
•very small aperture terminal (VSAT) satellite services (previously referred to as fixed satellite services), which typically use GEO or LEO satellites operating in licensed Ka-band or Ku-band frequencies to provide customers with broadband communications links between fixed or moving points on or above the earth’s surface; and

•terrestrial services, which use a network of land-based equipment, including switching centers and radio base stations, to provide wireless or wireline connectivity and are complementary to satellite services.

Within the two major satellite sectors, VSAT services and mobile satellite services, the products that operators offer differ from each other with respect to size of antenna and types of services that the products can offer.
•VSAT services providers, such as Eutelsat Communications S.A. (Eutelsat) and SES S.A., are characterized by large, often stationary ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high-speed data customers and international telephone markets. Newer entrants’ primary offerings, such as Starlink broadband from Space Exploration Technology Corp. (SpaceX) and Eutelsat’s OneWeb Holdings Limited, are based on a LEO network, but due to their K-band higher-broadband offerings, they are more similar to VSAT services requiring larger-antennas and power.
•By contrast, mobile satellite services providers, such as us, focus more on voice and data services, where mobility and small-sized terminals are essential. Other mobile satellite service providers include Globalstar, Inc., ORBCOMM Inc., portions of Viasat Inc.’s businesses (following its acquisition of Inmarsat Global Limited). New entrants are emerging as well such as Starlink’s D2D offerings, which currently utilizes terrestrial cellular frequencies that extend cellular coverage within defined, limited markets, but has plans for a global service in the future utilizing spectrum purchased from EchoStar in 2025.

LEO systems, such as the one we operate, generally have lower transmission delays, or latency, than GEO systems, due to the shorter distance signals have to travel. Additionally, our L-band solutions enable the use of smaller antennas on mobile devices. Our L-band spectrum is also more resistant to weather interference than K-band spectrum. We believe the unique interlinked mesh architecture of our constellation, combined with the global footprint of our satellites, distinguishes us from regional LEO mobile satellite services (MSS) operators such as Globalstar and ORBCOMM by allowing us to route voice and data transmissions to and from anywhere on the earth’s surface without the need for local ground infrastructure. As a result, we are the only mobile satellite services operator offering real-time, weather-resilient, low-latency services with true global coverage, including full coverage of the polar regions.

Our Competitive Strengths
•Our Constellation. Our unique satellite constellation provides true global and weather-resilient coverage, which enables our wide range of service offerings and empowers the development of new global products and services, as well as supports Aireon® aircraft tracking services and other hosted payload missions. Our network design of 66 operational satellites uses an interlinked mesh architecture to transmit signals from satellite to satellite, which reduces the need for multiple local ground stations around the world, facilitates the global reach of our services, and increases network redundancy. Some of our competitors use GEO satellites, which orbit above the earth’s equator, limiting their visibility in far northern or southern latitudes and polar regions. LEO satellites without a crosslink architecture from operators like Globalstar and ORBCOMM use an architecture commonly referred to as “bent pipe,” which requires voice and data transmissions to be immediately routed to ground stations in the same region as the satellite and can only provide real-time service when they are within view of a ground station, limiting coverage to areas near where they have been able to license and locate ground infrastructure. The LEO design of our satellite constellation produces minimal voice and data transmission delays compared to GEO systems due to the shorter distance our signals have to travel, and LEO systems typically have smaller antenna and power requirements.
•Our Spectrum. We hold licenses to use up to 8.725 MHz of contiguous spectrum in the L-band (1617.775-1626.0 GHz), which allow for two-way communication between our devices and our satellites. Our use of spectrum is globally coordinated and recorded by, and subject to the frequency rules and regulations of, the International Telecommunication Union (ITU). L-band spectrum is desirable because it can support lower size, weight and power user equipment and is more resistant to weather interference, like rain attenuation, and suffers less path loss than Ka- and Ku- spectrum, which is used by many broadband satellite operators. This makes L-band spectrum well suited for our existing services, including safety services, as well as emerging D2D services, which has become an increasing business opportunity due to technological development and a movement toward standards-based terrestrial wireless solutions that incorporate or interwork with non-terrestrial networks.
•Attractive and growing markets. We believe that mobile satellite services will continue to experience growth driven by the increasing public expectations for reliable mobile voice and data communications services, the lack of coverage of most of the earth’s surface by terrestrial wireless systems, the continued development of IoT, and the continued development of other innovative, lower-cost technology, such as applications integrating mobile satellite products and services into other devices, including embedding standards-based satellite technology in smartphones and IoT devices.

Only satellite providers can offer global coverage, and developing a satellite network requires significant financial investment, as well as navigation of technological and regulatory challenges. With our established global satellite network, we believe that we are well-positioned to capitalize on growth in this industry from end users who require reliable, easy-to-use mobile communications services in all locations.
•Strategic relationship with the U.S. government. The U.S. government is our largest single customer, and we have provided airtime services to the U.S. government (particularly the DoW) since our inception. We believe the U.S. government views our encrypted handset, IoT devices, tactical radio services and other products as mission-critical services and equipment. The U.S. government continues to make significant investments in a dedicated gateway on a U.S. government site to provide operational security and allow U.S. government handset and IoT users to communicate securely with other U.S. government communications equipment. This gateway is only compatible with our satellite network. We continue to see usage of our network under the latest iteration of our long-standing EMSS contract and expect to negotiate a follow-on contract prior to the end of its seven-year term in September or six-month extension in early 2027. With ongoing investments by the DoW, we expect to see growth in adoption as enhancements are implemented and new services are launched. We also view the SDA contract as a confirmation and expansion of our strategic relationship with the U.S. government.
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

Our Business and Growth Strategies
•Leverage our largely fixed-cost infrastructure to grow our service revenue. Our business model is characterized by periodic higher capital costs in connection with designing, building and launching new generations of our satellites to support our 15-to-20-year constellation operational cycles, and a low incremental cost of providing service to additional end users. We are currently in a period of lower capital expense, which we expect to continue until at least 2031. We believe that service revenue will be our largest source of future growth and profits, and we intend to focus on growing both our commercial and government service revenue in order to leverage our largely fixed-cost infrastructure. In particular, we believe that data services through Iridium Certus, resilient PNT services, and satellite IoT services, where we are engaging large, global enterprises as long-term customers for data and telematics solutions, represent our greatest opportunities for service revenue growth.
•Expand our target markets through the development of new products and services and evaluating complementary acquisitions. We believe that we can expand our target markets by developing and offering a broader range of products and services, including a wider array of cost-effective and competitive midband, safety services, and IoT data services using our proprietary Iridium Certus technology to complement and expand on our legacy narrowband services. Iridium Certus is a multi-service technology platform that can deliver a range of services, from voice to a high-throughput L-band data connection, at a range of competitive price points, data speeds, and terminal dimensions to meet an expanding set of customer requirements. Beyond Iridium Certus technology, we also plan to expand our target markets by adding a standards-based IoT solution. We are developing a new service called Iridium NTN DirectSM, which we expect to launch in 2026. Iridium NTN Direct is a 3GPP standards-based service that will provide NB-IoT and D2D connectivity across the globe when fully developed. Inclusion in the 3GPP standards will allow Iridium NTN Direct to be accessible via chipsets designed to the latest 3GPP standards. We also began offering in 2024, with the acquisition of Satelles, highly secure satellite-based time and location services that complement and protect GPS and other GNSS-reliant systems, which we expect to be a source of significant revenue growth in the future. We also plan to explore potential transactions that we believe could serve as complementary to our existing products and services or open opportunities in adjacent areas.

•Accelerate the development of personal communications and PNT capabilities. Part of our strategy for the development of personal mobile satellite communications is to allow individuals to connect to our network in more ways. Our standards-based Iridium NTN Direct service will expand the potential market of devices that can connect to our network. In addition, we continue to support our VAMs and VARs, such as Garmin, in developing personal communication devices. We are also making our technology more accessible and cost-effective for our distribution partners to integrate by licensing our core technologies; by adding functionality, such as push-to-talk (PTT) capability, which allows multiple users to participate in talk groups worldwide; by providing rugged, dependable devices and services; and by developing new services that take advantage of the capabilities of our global constellation. To expand the addressable use cases for our Iridium PNT services, we are developing a dedicated, miniature application-specific integrated circuit (ASIC) called the Iridium PNT ASIC, which we expect to be available in 2026.

•Continued growth in business with the U.S. government. We are seeking to expand our work on U.S. national security missions, building on our strong existing relationship with the U.S. government. Under our EMSS contract, we provide Iridium airtime services, including unlimited global standard and secure voice, paging, fax, Short Burst Data® (SBD®), Iridium Burst®, Router-Based Unrestricted Digital Interworking Connectivity Solutions (RUDICs) and DTCS services for an unlimited number of DoW and other federal government subscribers. The fixed-price annual rate of the EMSS contract through September 2026 is $110.5 million, with one six-month extension option, exercisable at the election of the U.S. government, at the end of that period. We expect to negotiate a follow-on contract with the U.S. government before expiration of the current EMSS contract. Other services such as Iridium Certus and Iridium PNT provide us with opportunities to offer new products and services to the U.S. government for an additional fee. Our work for the SDA has been a source of revenue growth in the past couple of years and we believe it positions us well for future opportunities, including as the U.S. government invests heavily in space-based capabilities and missile defense, including as part of its Golden Dome for America initiative.

•Continue to expand our distribution network. We believe our wholesale distribution network lowers our costs and risks, and we plan to continue to selectively expand our network of service providers, VAMs and VARs, to expand our sales and distribution efforts geographically, and to add additional industries or lines of business. We expect that our current and future value-added partners will continue to develop customized products, services and applications targeted to the land mobile, IoT, maritime, aviation and government markets. We believe these markets and the new service providers, VAMs and VARs who join our network as a result of new product offerings represent an attractive opportunity for continued subscriber and revenue growth. With the development of Iridium NTN Direct, we also are partnering with mobile network operators (MNOs) and expect these MNOs will offer the service to their broad customer bases.
•Continue to support Aireon in the execution of its business plan. Aireon, which was formed in 2011, with subsequent investments from five air navigation service providers (ANSPs), is our primary hosted payload customer. Aireon developed an automatic dependent surveillance-broadcast (ADS-B) receiver payload that is hosted on our satellites and gathers ADS-B position information from aircraft to provide a global air traffic surveillance service. Aireon has contracted to offer its service to ANSPs and other commercial customers worldwide. Aireon has also contracted to pay us a fee to host their payloads on our satellites and pays us data service fees for the delivery of the air traffic surveillance data from those payloads over the Iridium system. We also continue to hold a meaningful equity stake in Aireon.

Distribution Channels

We sell our products and services to customers through a wholesale distribution network of approximately 120 service providers, approximately 310 VARs and approximately 90 VAMs. These distributors sell our products and services to end users, either directly or indirectly through service providers, VARs or dealers. Of these distributors, approximately 57 sell primarily to U.S. and international government customers. Our distributors often integrate our products and services with other complementary hardware and software and have developed individual solutions targeting specific lines of business. We also sell airtime services directly to the U.S. government, including the DoW, for resale to other government agencies. The U.S. government and international government agencies may purchase additional services as well as our products and related applications through our network of distributors. Our partner ecosystem continues to grow worldwide, including IoT platform providers, chipset manufacturers and application developers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target niche markets. During 2025, our partners certified 57 new Iridium products across IoT, maritime, and land mobile applications, demonstrating continued innovation around our technology platform.

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

Commercial

We view our commercial business as our primary source of long-term growth. Service providers and VARs serve as our main distribution channel by purchasing our products and services and marketing them directly to their customers, or indirectly through independent dealers. They are each responsible for customer billing, end user customer care, managing credit risk and maintaining all customer account information. If our service providers or VARs provide our services through dealers, these dealers will often provide such services directly to the end user. Service providers typically purchase our most basic products and services, such as mobile voice services and related satellite handsets, and offer additional services such as voicemail. Unlike service providers, our VARs typically focus more on data applications and provide a broader array of value-added services specifically targeted to the niche markets they serve, such as IoT, maritime, aviation and government markets, where high-use customers with specialized needs are concentrated. These VARs integrate our handsets, transceivers, data services devices and SBD modems with other hardware and software to create packaged solutions for end users. Examples of these applications include cockpit voice and data solutions for use by the aviation sector and voice, data and tracking applications for industrial customers, such as Caterpillar Inc., the DoW, and other U.S. and foreign government agencies. Our service providers include satellite service providers such as Marlink AS, Applied Satellite Technology Limited and Network Innovations Inc., as well as some of the largest telecommunications companies in the world, including Telstra Limited and KDDI Corporation. Our VARs include ARINC Incorporated, Beam Communications Pty Ltd., Garmin Services Inc., Garmin International Inc., Gogo Business Aviation LLC, Komatsu Ltd, Kore Wireless Inc., MetOcean Telematics Limited, NAL Research Corp., Rockwell Collins Inc., and Zunibal S.L.

We also sell our products to VAMs, who integrate our transceivers or chipsets into their proprietary hardware. These VAMs produce specialized end-user equipment, including integrated ship, vehicular and aviation communications systems, and global asset tracking devices, which they offer to end users in IoT, maritime, aviation and government markets. As with our service providers and VARs, VAMs sell their products either directly or through other distributors, including some of our service providers and VARs. Our VAMs include Intellian Technologies, Inc., Thales Avionics, Inc., Calamp Wireless Networks Corporation, Amentum Technology, Inc., Nova Systems Pty Ltd, and Lars Thrane A/S.

In addition to VARs and VAMs, we maintain relationships with approximately 110 value-added developers (VADs). We typically provide technical information to these companies on our products and services, which they then use to develop software and hardware that complements our products and services in line with the specifications of our VARs and VAMs. These products include handset docking stations, airline tracking and flight management applications and crew e-mail applications for the maritime industry. We believe that working with VADs allows us to create new platforms for our products and services and increases our market opportunity while reducing our overall research and development, marketing, and support expenses. Our VADs include AnsuR Technologies AS, ASIQ Pty Ltd, Crib Gogh Ltd, and Ocean and Coastal Environment Sensing Inc.

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

Government

We provide mission-critical mobile satellite products and services to all military branches of the DoW as well as to other U.S. government departments and agencies. These users require voice and two-way data capability with global coverage, low latency, mobility and security and often operate in areas where no other terrestrial or wireless means of communications are available. We believe we are well positioned to satisfy demand from these users. Our 9575A handset is the only commercial, mobile handheld satellite phone capable of Type I encryption accredited by the U.S. National Security Agency for Top Secret voice communications. In addition, the U.S. government continues to make significant investments in a dedicated gateway that provides operational security and allows users of encrypted Iridium handsets to communicate securely with other U.S. government communications equipment. These investments include upgrading the gateway to take advantage of the enhanced capabilities of our network, including Iridium Certus and other enhanced services. This U.S. government gateway is only compatible with our satellite network.

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our seven-year EMSS contract managed by the U.S. Space Force, which we entered into in September 2019. Under the terms of this agreement, authorized customers utilize our airtime services through the U.S. government’s dedicated gateway. These services include unlimited global standard and secure voice, broadcast, netted, or DTCS, and select other services for an unlimited number of U.S. government subscribers. Other services may be purchased at an additional cost. The total contract value of EMSS is $738.5 million over the seven-year term. The fixed-price annual rate of the EMSS contract through September 2026 is $110.5 million, with one six-month extension option exercisable at the election of the U.S. government, at the end of that period. We expect to seek to negotiate a follow-on contract with the U.S. government upon expiration of the current EMSS contract. While we sell airtime directly to the U.S. government for resale to end users, our hardware products are sold to U.S. government customers through our network of distributors, who typically integrate them with other products and technologies. We may provide other services, such as Iridium Certus or Iridium PNT, to the U.S. government under separate arrangements for an additional fee.

We also provide maintenance services for the U.S. government gateway pursuant to our EMSS capabilities and security sustainment services (ECS3) contract managed by the U.S. Space Force, which replaced our previous Gateway Maintenance and Support Services (GMSS) contract. The ECS3 agreement, which we entered into in March 2024, has a total contract value to us of approximately $94 million, with a potential total value of $103 million, based on future surge requirements. The ECS3 contract had a base term running through March 2025, and we are currently in the first of up to four one-year extension options exercisable at the election of the U.S. government.

In August 2025, we were also awarded a five-year indefinite-delivery/indefinite-quantity system infrastructure transformation and hybridization (SITH) contract managed by the U.S. Space Force, which was a follow-on contract to our previous gateway evolution contract signed in 2019, to enable ongoing innovation and enhancements for the U.S. government gateway. This contract has a total contract value to us of up to $85.8 million.

In May 2022, the SDA awarded General Dynamics Mission Systems, with Iridium as a subcontractor, the SDA contract, to establish the ground Operations and Integration (O&I) segment for Tranche 1 of the PWSA. In July 2024, the General Dynamics/Iridium team received a contract modification of $491.6 million for the Ground Management and Integration (GMI) program. Of this amount, Iridium’s share has a value of $240 million over five years. Revenues from the SDA contract contributed to our increasing engineering and support service revenue from 2023 to 2025, as well as associated expenses, compared to the prior years, and we expect that higher level of revenues and expenses to continue throughout the life of the SDA contract.

U.S. government revenue accounted for approximately 29% of our total revenue for the year ended December 31, 2025. Our reported U.S. government revenue primarily includes revenue from the EMSS, ECS3, SITH (and its predecessor gateway evolution contract) and SDA contracts. Pursuant to federal acquisition regulations, the U.S. government may terminate these contracts, in whole or in part, at any time.

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

Our current principal vertical lines of business include land mobile, maritime, aviation, IoT, hosted payloads and other data service, which includes PNT, and U.S. government. We report commercial voice and data service, IoT data service, commercial broadband, hosted payload and other data service, and government service revenue separately. Land mobile and aviation are the principal contributors to the revenue we report as commercial voice and data, while maritime is primarily reported in commercial broadband revenue.

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

Land Mobile

We are a leading provider of mobile satellite communications services to the land mobile sector, providing handset services to areas not served or inconsistently served by existing terrestrial communications networks. Companies in the mining, forestry, construction, oil and gas, and utility sectors, as well as the military, non-governmental organizations (NGOs), and public safety and disaster relief agencies, are significant users of our land mobile services. Sales of Iridium PTT services also contribute to the land mobile sector. We believe that demand for mobile communications devices operating outside the coverage of terrestrial networks, combined with our small, lightweight, durable handsets with truly global coverage, will allow us to capitalize on growth opportunities among these users.

Our land mobile end users utilize our satellite communications services for:
•Voice and data: Multinational corporations in various sectors use our services for business telephony, messaging services, location-based services, and SOS safety response coordination for employees in areas inadequately served by terrestrial networks. Oil and gas and mining companies, for example, provide their personnel with our equipment solutions while surveying new drilling and mining opportunities and while conducting routine operations in remote areas that are not served by terrestrial wireless communications networks. In addition, a number of recreational, scientific and other outdoor users rely on our mobile handheld satellite phones and services for use when beyond terrestrial wireless coverage. Iridium PTT offers NGOs, defense and military organizations, first responders, oil and gas companies, civil governments and other users the ability to conduct conference calls using the Iridium Extreme® PTT handset and other devices developed by our VAMs and VARs using the Iridium 9523 PTT core transceiver. The Thales MissionLINK terminal is an Iridium Certus broadband offering for the land mobile sector that allows rapid deployment and on-the-move communications, location tracking, and automatic WAN (wide area network) failover for added reliability.
•Mobile and remote office connectivity: A variety of enterprises use our services to make and receive voice calls and to establish data, email, internet and corporate network connections.
•Public safety and disaster relief: Relief agencies, such as FEMA, and other agencies, such as the Department of Homeland Security, use our products and services in their emergency response plans, particularly in the aftermath of natural disasters. These agencies generate significant demand for both our voice and data products, especially in advance of the hurricane season in North America. Further, many enterprises and governments include mobile satellite services such as ours as part of their PACE (Primary/Alternate/Contingency/Emergency) plan, to maintain communications continuity in case of terrestrial communication network outages.
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

Maritime

We serve the commercial maritime market with a variety of products, including broadband terminals, embedded devices and handsets. This market includes merchant shipping, fishing, leisure and research vessels, and specialized watercraft. Since we introduced Iridium Certus broadband in January 2019, Iridium Certus services have accounted for an increasing portion of our revenue from this market, and we expect that trend to continue, although we still support our legacy broadband offering, Iridium OpenPort service. Our products and services targeting the maritime market typically have higher average revenue per subscriber than our other markets. Once one of our maritime systems is installed on a vessel, it often generates a multi-year recurring revenue stream from the customer, particularly in the context of mandatory safety systems, such as Iridium Certus GMDSS. To take advantage of this revenue potential, from time to time, we may offer promotions or rebates to accelerate new customer acquisitions and solidify this expected long-term revenue stream.

We believe Iridium Certus, which offers data speeds of up to 704 Kbps, presents a compelling communication solution for L-band users in the maritime market. Iridium Certus has been increasingly installed on oceangoing vessels as a companion to broadband services offered by geostationary (GEO) providers (such as VSAT services) and non-geostationary orbit (NGSO) providers. We expect additional offerings, such as Iridium Certus GMDSS services, to continue to increase the addressable market for our maritime services.

Maritime end users utilize our satellite communications services for the following:
•Business critical data applications: Ship operators use our services for business-critical data communications, including email and file transfer, meteorological and navigational information, emergency and safety bulletins, cargo and voyage data and electronic chart updates. Iridium Certus is well suited for these applications due to the characteristics of our global L-band network, which provides highly reliable, low-latency connectivity with true global coverage and resilience to atmospheric and geographic limitations. We believe the breadth of our Iridium Certus offerings provides cost-effective and flexible connectivity options for commercial shipping, as well as yachts, work boats and other vessels for which traditional marine satellite systems have often been costly or operationally constrained. Certus is increasingly deployed as a companion service to high-bandwidth VSAT and NGSO satellite systems, which may experience service degradation or outages due to weather, coverage gaps, congestion or terminal availability. In collaboration with our distributors, we enable service providers and VARs to deliver integrated solutions supporting voice messaging and IP-based data services. For example, Marlink Inc. has integrated Iridium Certus within its hybrid connectivity solutions, combining LEO and GEO satellite and terrestrial technologies, using Certus to provide resilient companion connectivity when higher-bandwidth services are unavailable or outside their coverage footprint.
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
•Safety and Security applications: Ships in distress, including as a result of potential piracy, hijack or terrorist activity, rely on mobile satellite voice and data services. The Ship Security and Alert Systems (SSAS) and Long Range Identification Tracking (LRIT) regulations were adopted by the International Maritime Organization (IMO) to enhance maritime security in response to the threat from terrorism and piracy. Most deep-sea passenger and cargo ships must be fitted with a device that can send an alert message containing the ship’s ID and position whenever the ship is under threat or has been compromised. In addition, the IMO and a NATO advisory group have recommended the installation of a safe room or citadel equipped with a standalone secure communication link the crew can use from inside the room to communicate with rescuing forces. Our distribution partners have developed several product solutions using our network to meet these requirements for merchant and fishing vessels.

In addition, we have been recognized by the IMO as one of only two providers for the GMDSS. The GMDSS is a maritime service built to alert a maritime rescue coordination center of each vessel’s situation and position, information that can then be used to coordinate search and rescue efforts among ships in the area. As part of the GMDSS service, navigational and meteorological information is distributed to vessels. The IMO requires all vessels flagged by signatories to the International Convention for the Safety of Life at Sea (SOLAS) over 300 gross tons and certain passenger vessels, irrespective of size, that travel in international waters to carry distress and safety terminals that provide GMDSS services. GMDSS service using our network became available in 2020, and our partners offer maritime terminals that include GMDSS service capabilities to vessel operators. In 2024, we announced the extension of GMDSS using Iridium’s Certus platform, adding Iridium GMDSS, as well as LRIT and SSAS, to the robust communication and safety capabilities of Iridium Certus.

Aviation

We are one of the leading providers of mobile satellite communications services to the aviation sector, and we continue to see aviation delivering year-over-year revenue growth. Our services are used in commercial and government aviation applications, principally by business jets, corporate and government helicopter fleets, specialized general aviation fleets, such as medevac companies and fire suppression fleets, and high-end personal aircraft. Our services are also employed by commercial airline operators for flight deck voice and data link services for aircraft operational and safety communications. As a result of authorizations by the U.S. Federal Aviation Administration (FAA) and U.S. Federal Communications Commission (FCC) for us to provide air traffic datalink communications, commercial operators are installing avionics that use the Iridium network on the flight deck to comply with international air navigation communications requirements to operate in oceanic and remote airspace, including polar regions. Voice and data avionics platforms from our VAMs have been adopted as standard equipment and as factory options for a range of airframes in business aviation and air transport, such as Gulfstream Aerospace Corporation, Bombardier Inc., Cessna Aircraft Company, Boeing and Airbus. Avionics platforms that utilize our network are also retrofitted on thousands of corporate and commercial aircraft already in operation.

Aviation end users utilize our satellite communications services for:
•Air traffic control communications and safety applications: The International Civil Aviation Organization (ICAO) has approved standards and recommended practices allowing us to provide Aeronautical Mobile Satellite (Route) Service (AMS(R)S) to commercial aircraft on long-haul routes. This allows member states to evaluate and approve our services for safety communications on flights in oceanic and remote airspace. The FAA has approved Iridium for use in the Future Air Navigation System (FANS), including Automatic Dependent Surveillance-Contract (ADS-C) datalink communications and Controller-Pilot Data Link Communications (CPDLC) with air traffic control. Aircraft crew and air traffic controllers use our services for data and voice communications between the aircraft flight deck and ground-based air traffic control facilities. We are the only satellite provider capable of offering these critical flight safety applications around the entire globe, including the polar regions. We believe this particular sector of the market provides us with significant growth opportunities, as our services and applications can serve as a cost-effective alternative to systems currently in operation.
•Aviation operational communications: Aircraft crew and ground operations use our services for air-to-ground telephony and data communications. This includes the ADS-C automatic reporting of an aircraft’s position and mission-critical condition data to the ground and CPDLC for clearance and information services. We provide critical communications applications for numerous airlines and air transport customers, including Hawaiian Airlines, United Airlines, UPS, FedEx, Cathay Pacific Airways, Delta Airlines, Southwest Airlines, American Airlines, Iceland Airlines, and El Al Airlines. These operators rely on our services because other forms of communication may be unaffordable or unreliable in areas such as oceanic, remote and polar regions. Collins Aerospace (ARINC) and SITA, the two leading providers of voice and data link communications services and applications to the commercial airline industry, rely on our products and services to deliver safe, reliable services to global operators.
•Aviation passenger communications: Corporate and private fleet aircraft passengers use our services for air-to-ground telephony and data communications. We believe our distributors’ small, lightweight, cost-effective solutions offer an attractive option for aircraft operators, particularly small fleet operators; for example, some operators use our services to enable small-cabin passengers to email using their own Wi-Fi-enabled mobile devices, including smartphones, without causing interference with aircraft operation. We expect that users in the corporate aviation market, and original equipment manufacturers (OEMs) for business jets, will increase adoption of our services for in-flight passenger data communications using our network.
•Rotary and general aviation applications: The Iridium network is uniquely suited to these sectors, as we have small antenna designs that work under rotor blades and enable installation on smaller general aviation platforms. We are also a major supplier for rotary aviation applications to end users in a number of markets, including medevac, law enforcement, oil and gas, and corporate work fleets. Companies such as Air Logistics, EagleMed and Air Evac

Lifeteam rely on applications from our distributors for traditional voice communications, fleet tracking and management, and real-time flight diagnostics. VARs and VAMs such as Flightcell International Limited, Garmin Services Inc., Honeywell International Inc., SkyTrac Systems Limited, and Spider Tracks Limited incorporate Iridium products and services into their applications for these markets.
•Unmanned Aerial Vehicles (UAVs): Our small antennas, low power and system architecture support a wide range of UAV platforms. Iridium’s truly global coverage enables reliable, beyond-visual-line-of-sight (BVLOS) communications for UAV platforms. Because of these attributes, we expect UAV operators to continue to seek Iridium connectivity for their UAV platforms and to play a role in proposed BVLOS UAV regulations, such as proposed FAA regulations Part 108 and Part 146. We operate as the communication link for remote-piloted and autonomous aircraft for uses including package delivery, medical supply, power-line inspection, first responders, surveillance and defense applications.

We believe the benefits of Iridium Certus enhance our ability to address aviation market needs across these sectors. Our aviation safety services offering is ISO 27001:2022 certified, an internationally recognized standard for information security management systems, enhancing our commitment to aviation safety.

Commercial IoT Data

We are one of the leading providers of satellite-based IoT services. As with land mobile, our largest IoT users include mining, construction, recreation, oil and gas, utility, heavy industry, maritime, forestry and transport companies, as well as the military, and public safety and disaster relief agencies. Our IoT business benefits from strategic relationships with large global enterprises across multiple sectors. We have multi-year agreements with leading OEMs in heavy equipment, fleet management, and asset tracking. Our wholesale distribution model allows us to benefit from our partners’ research and development investments as they innovate around our core technology platform, creating new products and applications that expand our addressable market while reducing our direct development costs.

Our IoT services are used for:
•Personal tracking devices and location-based services: Several of our VARs, such as Garmin Services Inc., ACR Electronics, and Zoleo, Inc., market small, portable devices that provide personal tracking and data communications services to consumers and commercial end users. In addition, Iridium GO!® and the Iridium Extreme handsets offer personal tracking and location-based services. These devices use IoT data services to send location information and other data to web-based portals for tracking.
•Heavy equipment telematics: Large, global heavy equipment original equipment manufacturers, such as Caterpillar Inc., Komatsu Ltd, Hitachi Construction Machinery Co. Ltd., HD Hyundai Infracore Co., Ltd. and Appareo Systems LLC, use our global IoT services to monitor their off-road heavy equipment in markets such as construction, mining, agriculture and forestry.
•Fleet management: Our global coverage permits our products and services to be used to monitor the location of vehicle fleets, hours of service and engine telemetry data, as well as to conduct two-way communications with drivers around the world. Fleet management companies, such as I.D. Systems, Inc., MiX Telematics International (Pty) Ltd, and Omnilink Tecnologia S.A., use our service to provide distance drivers with reliable communications to their dispatchers and their destinations to coordinate changing business needs, and our satellite network provides continuous communications coverage while they are in transit. We expect that the need for more efficient, cost-effective and safer fleet operations, as well as the imposition of regulatory mandates related to driver safety, such as drive-time monitoring, will increase demand for our services in this area.
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
•Scientific data monitoring: The global coverage of our network supports many scientific data collection applications, including the Argo float program of the National Oceanic and Atmospheric Administration (NOAA), the Global Ocean Observation project Challenger, operated by Rutgers University, and anti-poaching programs run by the Smithsonian National Zoo & Conservation Institute, the Zoological Society of London, and Veterans Empowered to Protect African Wildlife (VETPAW). These programs rely on our IoT services to collect scientific data from buoys and ocean gliders located throughout the world’s oceans and from wildlife habitats for monitoring and analysis. We believe the increased need for monitoring climate and environmental data associated with global climate change and human impact on the planet will increase demand for these services.

In the future, we expect our value-added partners to develop new IoT solutions with increased capabilities based on our Iridium Certus 9770 and Iridium Certus 9704 transceivers and other IoT services we plan to provide in the future.

Hosted Payload and Other Data Service

Our Iridium satellites host customer payloads. We generate revenue from these customers both from the hosted payload capacity and from data service fees. Because the hosted payload revenues are based on a contractual commitment for the life of the Iridium constellation, we recognize revenue from these customers over the expected life of the system. Our constellation hosts the Aireon system, which provides a global air traffic surveillance service through a series of ADS-B receivers on our satellites. We formed Aireon LLC in 2011, with subsequent investments from several ANSPs, to develop and market this service. Aireon has contracted to provide surveillance and other services to ANSPs and other customers around the world. Aireon has also contracted to pay us a fee to host the ADS-B receivers on our satellites, as well as data service fees for the delivery of the air traffic surveillance data over the Iridium system. See “Aireon LLC and Aireon Holdings LLC Agreement” below for additional information. We also have an agreement with L3Harris Technologies, Inc. (L3Harris), the manufacturer of the Aireon hosted payload, pursuant to which L3Harris pays us fees to allocate the remaining hosted payload capacity to its customers and data service fees on behalf of these customers.

Our Iridium PNT services provide a reliable complement or alternative to GPS in the event of disruptions such as interference, jamming, or spoofing. We offer Iridium PNT to commercial and government customers, including the finance, telecommunications, maritime, transportation and energy and utility industries. Beginning in mid-2026, we expect to offer the Iridium PNT ASIC, which will enable resilient, secure primary or backup PNT capabilities in an ultra-compact chip.

In addition to access and usage fees in the vertical lines of business described above, we generate revenue from several ancillary services related to our core service offerings. We provide inbound connections from the public switched telephone network (PSTN), short message services (SMS), subscriber identity module (SIM), activation, customer reactivation, and other peripheral services. We also provide research and development services to assist customers in developing new technologies compatible with our system, which we may leverage for use in service and product offerings in the future. We charge our distributors fees for these services.

U.S. Government

We are one of the leading providers of mobile satellite communications services to the U.S. government, principally the DoW. We provide mobile satellite products and services to all branches of the U.S. armed forces. Our voice products are used for a variety of primary and backup communications solutions, including tactical operations, logistical, administrative, morale and welfare, and emergency communications. In addition, our products and related applications are installed on ground vehicles, ships, rotary- and fixed-wing aircraft, embedded in unattended sensors and used for command and control and situational awareness purposes. Global security concerns are among the factors driving demand for our products and services in this sector. See “U.S. Government Services” below for more information.

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

Services and Products

At December 31, 2025, we had approximately 2,537,000 billable subscribers worldwide. Our principal services are mobile satellite services, including mobile voice and data services, IoT services, hosted payload and other data services, and engineering services. Sales of our commercial services collectively accounted for approximately 61% of our total revenue for the year ended December 31, 2025. We also sell related voice and data equipment to our customers, which accounted for approximately 9% of our total revenue for the year ended December 31, 2025. In addition, we offer services to U.S. government customers, accounted for approximately 29% of our total revenue for the year ended December 31, 2025.

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

Prepaid Mobile Voice Satellite Communications Services

We also offer mobile voice services to service providers and VARs through prepaid plans. Service providers and VARs pay us in advance for defined blocks of airtime minutes with expiration periods in various configurations, generally ranging from 30 days to two years. These services are then generally sold to subscribers in the form of prepaid e-vouchers that enable subscribers to use our services on a per-minute basis. We believe service providers and VARs are drawn to these services because they enable greater cost control by eliminating the need for monthly billings and reducing collection costs, and can be sold in countries where credit may not be readily available for end users. Our distributors often offer our prepaid voice services through mobile devices to subscribers in rural villages, at remote industrial sites, and on recreational boats at sea, among other places.

Iridium PTT Service

Our Iridium PTT service enables regional or global PTT calls among users on the same talkgroup in up to 10 customer-defined, geographically disparate locations around the world, providing a fast and robust communication experience. Iridium PTT can be used via the Iridium Extreme PTT satellite phone or the Iridium 9523 PTT core transceiver, which gives our VAMs the ability to build Iridium PTT into existing land mobile and aviation communications platforms. For example, Icom Inc. of Japan offers a purpose-built satellite PTT radio handheld unit and fixed installation PTT radio for use on the Iridium network. We and our partners are also developing interoperability solutions for existing terrestrial land mobile radio systems, which will further extend the utility of the service.

Internet of Things (IoT) Services

Our IoT services are designed to address the market need for a small and cost-effective solution for sending and receiving data, such as location, from fixed and mobile assets in remote locations to a central monitoring station. Most of our IoT services operate through a two-way SBD transmission or circuit-switched data, between our network and a transceiver, which may be located, for example, on a container in transit or a buoy monitoring oceanographic conditions. The small size of our devices and their low-cost, omnidirectional antennas make them attractive for use in applications such as tracking asset shipments and monitoring unattended remote assets, including oil and gas assets, as well as vehicle tracking and mobile security. We sell our IoT services to our distributors, who incorporate them and in turn provide a solution package to commercial and government customers. Increasingly, our IoT transceivers are being built into products for consumer markets, such as personal location devices that provide two-way messaging. In the future, we expect our IoT partners to develop new offerings with increased capabilities for various applications based on our Iridium Certus 9770 transceiver and the newer Iridium Certus 9704 transceiver, with improved size, speed, power, and antenna characteristics. As with our mobile voice and data offerings, we typically charge service providers and VARs a monthly access fee per subscriber as well as usage fees for data used by their respective subscribers.

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

Iridium PNT Services

Following our acquisition of Satelles in April 2024, we began offering Iridium PNT services. Iridium PNT offers a highly secure, reliable, satellite-based complement or alternative to GPS and other GNSS-reliant systems, helping protect applications from vulnerabilities like spoofing and jamming, with small, low-cost hardware that does not require outdoor antennas. Like other Iridium services, Iridium PNT is capable of service everywhere on the planet, helping secure critical infrastructure, data centers, 5G base stations and applications across the aviation, maritime, land mobile and IoT sectors.

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

With funding support from the U.S. government, we continue to invest in research and development to develop new products and applications for use by all branches of the U.S. armed forces. For example, in conjunction with the U.S. Space Force, we and select distribution partners offer DTCS, which provides critical, secure, PTT, netted communications using lightweight, handheld tactical radios, or add-ons to existing government tactical radios. In addition, we offer a secure satellite phone based on the Iridium Extreme, which we also developed with funding support from the U.S. government and which has been accredited by the National Security Agency (NSA), to provide Type-1 encryption, enabling communications up to Top Secret from anywhere in the world. We also provide PNT services to the U.S. government, delivering a resilient and diverse PNT signal over the Iridium constellation, to provide an alternative position, navigation and timing (APNT) capability.

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
•Iridium Extreme. The Iridium Extreme adds to the Iridium 9555’s capabilities by providing a rugged exterior that meets Military Standard 810F for durability, a dedicated, two-way emergency SOS button, and fully integrated GPS and location-based services. These extra features are provided in a handset that is even smaller than the Iridium 9555, weighing 8.7 ounces and offering up to four hours of talk time. An emergency response service provided by GEOS Travel Safety Group (GEOS) is included with the purchase of the phone and airtime usage. The two-way emergency SOS button initiates a voice call and an emergency text message via SMS to GEOS, which then coordinates with local emergency responders.
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
•Iridium GO! Iridium GO! is a small, rugged, personal connectivity device that connects to the Iridium network to create a Wi-Fi hotspot, enabling the use of smartphones and tablets for voice calls, text messages and emails, posts to social networking sites, and limited use of optimized mobile websites. Iridium GO! also has an emergency SOS button and GPS and location-based services. Smartphone or tablet access is enabled through applications available for free for Apple and Android devices, and a software development kit is available to create additional applications or integrate Iridium GO! connectivity into existing applications.
•Iridium GO! exec®. Iridium GO! exec, a premium version of the Iridium GO!, is powered by our Iridium Certus 100 service and provides IP connectivity to the Internet and up to two high-quality voice lines. Data speeds are up to 40 times faster for downloads and 10 times faster for uploads compared to the Iridium GO!. The Iridium GO! exec has a sleek design with built-in color touch screen and speakerphone for mobile office connectivity and Wi-Fi for access from smartphones or laptops within a range of up to 100 feet. The built-in battery provides up to 24 hours of standby and up to 6 hours of use.

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

Iridium Certus is designed for maritime operational and safety services, combining the benefits of L-band with broadband and truly global coverage. Iridium Certus terminals offer reliable connectivity for maritime customers whether used as a standalone service or as a companion to broadband services using the Ka, Ku or C bands. Our principal end users for Iridium Certus in the maritime market are merchant shipping, commercial fishing, large leisure vessels, and work boats. Terminals in this market include Cobham Sailor 4300, Thales VesseLINK, Intellian Iridium Certus terminals such as Intellian c200, and Lars Thrane LT-4200, and our partners continue to develop additional products.

In aviation, Iridium Certus delivers critical safety services and in-flight communications. Our principal targeted end users for Iridium Certus in the aviation market include commercial, corporate and government users, general aviation, rotorcraft and unmanned aircraft. Terminals certified in this sector include the Blue Sky Networks SkyLink 7100, Guardian Mobility G6, Atmosphere Planet 9770, Honeywell Aspire 350, Collins IRT NX, and Skytrac SDL-350. A number of other VAMs have been licensed to create aviation terminals using Iridium Certus services, and we expect that additional Iridium Certus aviation products will become commercially available in the future.

In the land mobile market, enterprises, governments, and individuals that want to maintain mobile IP and telephony connectivity utilize Iridium Certus for their operations while in remote areas without having to deploy ground-based infrastructure or expensive terminals. Iridium Certus devices may be integrated with internet, cellular, land mobile radio, and location-based applications to keep users connected, offering global push-to-talk, situational awareness, email, messaging and voice-over-IP. Our principal end users for Iridium Certus in the land mobile market include defense and military organizations, rail operators, first responders, NGOs, energy sector companies, and remote fleet operators. Iridium offers Iridium Certus 100, Iridium Certus 200 and Iridium Certus 700 services, supporting a portfolio of broadband and midband terminals through our partners to provide a range of capabilities at various price points. Terminals that are approved for the land mobile market include the Thales MissionLINK 700 and 200, BSN SkyLink 5100, NAL Research Quicksilver, and McQ CONNECT.

In the government market, Iridium Certus terminals provide beyond-line-of-sight communications critical to mission success. The initial terminal in this market is the Thales MissionLINK, followed by the Thales VesseLINK, NAL Quicksilver and McQ CONNECT, and others, with additional terminals expected in the future.

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

Internet of Things (IoT) Data Devices

Our principal IoT transceivers include the Iridium 9602 and 9603 full-duplex SBD transceivers, the Iridium Certus 9770 transceiver, and the Iridium 9704 transceiver. The Iridium 9602 and 9603 are small, lower-power data transceivers with two-way transmission capability, enabling packet data transmission to and from any point in the world with low latency. The Iridium 9603 is a smaller form-factor version that is functionally identical to the Iridium 9602. The principal customers for these transceivers are VARs and VAMs, who embed them into tracking, sensor, and data applications and systems for markets such as asset tracking, fleet management, remote monitoring and industrial telematics. Our partners often combine our transceivers with GPS receivers to provide location information to customer applications.

A number of VARs and VAMs include cellular modems as part of their Iridium-based applications to provide lower-cost cellular data transmission when available, with automatic failover to satellite connectivity when cellular coverage is unavailable. These hybrid applications are adopted by end users who require the ability to regularly transfer data but operate in areas with inconsistent cellular coverage. We provide gap-filler coverage for these applications, allowing users to operate anywhere on the globe.

Several partners offer products incorporating Iridium Certus 9770 transceivers supporting Iridium Certus 100 service for IoT applications, including the SkyLink product from Blue Sky Networks, the RockREMOTE from Ground Control, Blues Wireless’s Starnote cellular-satellite solution, and Heimdall Connect’s power line monitoring platforms. These products provide enhanced data speeds and capabilities compared to our legacy SBD transceivers.

In late 2024, we introduced the Iridium Certus 9704 transceiver, featuring IMT technology. The Iridium Certus 9704 provides larger file transfer sizes and faster message speeds than previous Iridium IoT transceivers, is significantly smaller and features substantially reduced power consumption, making it ideal for battery-powered applications. The Iridium Certus 9704 delivers data, picture, and audio messages for industrial IoT, machine-to-machine (M2M), and remote personnel use cases. Throughout 2025, our VAM and VAR partners developed and certified new products incorporating the Iridium Certus 9704 for applications including predictive maintenance, enhanced diagnostics, remote sensing, and asset tracking.
Iridium also offers Iridium Edge® finished IoT products designed to lower the barrier to adoption and speed time to market for customer applications. The Iridium Edge device is an off-the-shelf, environmentally sealed, rugged device that complements existing cellular solutions to create dual-mode connectivity for the most remote and inaccessible areas of the world, reducing the cost and complications associated with hardware development, manufacture and certification of satellite-specific terminals.

We also offer Iridium Burst, our one-to-many global data broadcast service, which enables enterprises to send data to an unlimited number of devices anywhere in the world, even inside buildings, vehicles or aircraft.

Iridium PNT ASIC

We are developing a dedicated, miniature ASIC called the Iridium PNT ASIC that will deliver authenticated, pole-to-pole PNT capability. The Iridium PNT ASIC measures 8mm by 8mm and is engineered for integration into a wide range of electronic devices. Expected to be available in 2026, we believe that Iridium PNT ASIC will expand the addressable use cases for Iridium PNT.

Device Development and Manufacturing

We contract with several strategic technical suppliers to develop our new products and services, such as Cambridge Consulting Ltd. (now part of Capgemini SE) and Benchmark Electronics Inc. We also utilize other suppliers, some of which are the sole source, to manufacture some of the component parts of our devices. Pursuant to these supplier contracts, we may be required to purchase excess materials at cost plus a contractual markup if the materials are not used in production within the periods specified in the respective agreements. In addition, our supplier contracts generally provide that the supplier repurchase the materials from us at the price we paid, as required for the production of the devices. The contracts are typically automatically renewable for additional one-year terms unless terminated by either party.

The majority of our products have a one-year warranty period from shipment.

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

	Year Ended December 31,
	2025	2024	2023
United States	55%	53%	55%
Canada	10%	11%	8%
Other Countries	35%	37%	37%

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

	Year Ended December 31,
	2025	2024	2023
Commercial voice traffic (minutes)	92%	91%	91%
Commercial data traffic (kilobytes)	96%	94%	96%

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

Our constellation uses radio frequency crosslinks between our satellites, which eliminates the need for local ground infrastructure. These crosslinks enable each satellite to communicate with up to four other satellites in space, two in the same orbital plane and two in adjacent planes. Our traffic is routed on a preplanned route between satellites to a predetermined satellite that is in contact with one of the Iridium teleport network (TPN) locations. The TPN sites then transmit and receive the traffic to and from the gateways, which in turn provide the interface to terrestrial-based networks such as the PSTN, a public land mobile network (PLMN) and the internet. The use of a TPN allows grounding traffic at multiple locations within our ground network infrastructure. This and other design elements provide flexibility that allows for rapid reconfiguration of grounding traffic from the satellites in the event of a space, antenna or ground routing anomaly and results in greater reliability of our network. The design of our space and ground control system also facilitates the real-time monitoring and management of the satellite constellation and facilitates service upgrades via software enhancements.

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

Our constellation is designed to provide significant coverage overlap for mitigation of service gaps from individual satellite outages, particularly at higher northern and southern latitudes. Each satellite in our constellation was designed with a high degree of on-board subsystem robustness, an on-board fault detection and routing system, and isolation and recovery capabilities for safe and quick risk mitigation. Our ability to reposition our satellites provides us with operating flexibility and enhances our ability to maintain a commercially acceptable level of service. If a satellite should fail or become unusable, in most cases we will be able to reposition one of our in-orbit spare satellites to take over its functions within days, with minimal impact on our services.

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

We operate our satellite constellation from our satellite network operations center ( SNOC) in Leesburg, Virginia. This facility manages the performance and status of each of our satellites, directing traffic routing through the network and controlling the formation of coverage areas by the satellites’ main mission antennas. We also operate TPN facilities in Fairbanks, Alaska and Tempe, Arizona in the United States, in Svalbard, Norway, and in Punta Arenas, Chile that perform telemetry, tracking and control functions and route commercial services.

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

Under our agreements with Aireon, Aireon agreed to pay us fees of $200.0 million to host the ADS-B receivers on our satellites, of which they have paid us $126.5 million as of December 31, 2025. These fees are recognized over the estimated useful life of the satellites. Additionally, Aireon pays power and data services fees of approximately $23.5 million per year in the aggregate for the delivery of the air traffic surveillance data over the Iridium system.

While the Aireon ADS-B receivers are the primary hosted payload on our satellites, L3Harris utilizes a portion of the remaining space for its customers’ payloads. This agreement resulted in an additional $66.6 million in hosting fees to us, all of which has been paid.

Regulatory Matters

Our Spectrum

We hold licenses to use up to 8.725 MHz of contiguous spectrum in the L-band (1617.775-1626.0 GHz), which allows for two-way communication between our devices and our satellites. In addition, we are authorized to use 200 MHz of K-Band (23 GHz) spectrum for satellite-to-satellite communications, known as inter-satellite links, and 400 MHz of Ka-Band spectrum (19.4 GHz to 19.6 GHz and 29.1 GHz to 29.3 GHz) for two-way communication between our satellites and our ground stations, known as feeder links. We are also authorized to use the 156.0125-162.0375 MHz spectrum for reception of Automatic Identification System transmissions from maritime vessels and the 1087.7-1092.3 MHz spectrum for reception of Automatic Dependent Surveillance-Broadcast transmissions from aircraft. Access to this spectrum enables us to design satellites, network and terrestrial infrastructure enhancements cost effectively because each product and service can be deployed and sold globally. Our products and services are offered in over 100 countries, and we and our distributors continue to seek authorizations in additional countries.

Our use of spectrum is globally coordinated and recorded by, and subject to the frequency rules and regulations of, the International Telecommunication Union (ITU). The ITU is the United Nations organization responsible for worldwide co-operation in the telecommunications sector. In order to protect satellite systems from harmful radio frequency interference from other satellite systems, the ITU maintains a Master International Frequency Register of radio frequency assignments. Each ITU administration is required to give notice of, coordinate and record its proposed use of radio frequency assignments with the ITU’s Radiocommunication Bureau. The coordination negotiations are conducted by the national administrations with the assistance of satellite operators. When the coordination process is completed, the ITU formally notifies all proposed users of frequencies and orbital locations in order to protect the recorded assignments from subsequent nonconforming or interfering uses by member states of the ITU. Only member states have full standing within this inter-governmental organization. Filings to the ITU are made on our behalf by the United States.

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

In June 2022, we entered into a subscription agreement with Aireon Holdings and invested $50 million in exchange for an approximately 6% preferred membership interest. We also hold a common membership interest. The other investors hold the remaining preferred membership interests resulting from their investments in Aireon for an aggregate purchase price of approximately $339 million. At each of December 31, 2025, and 2024, our fully diluted ownership stake in Aireon Holdings was approximately 39.5%. If and when funds are available, Aireon Holdings is required to redeem a portion of our common ownership interest for a payment to us of $120 million, following which we would retain a 27% interest. Based on Aireon’s business plan and restrictions under Aireon’s debt facility, we do not expect this redemption of our ownership interest would occur for several years.

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

We and the other Aireon investors have agreed to participate pro rata, based on our respective fully diluted current ownership stakes, in funding an investor bridge loan to Aireon as needed. Our maximum commitment under the investor bridge loan is $11.9 million, although no amount was outstanding at December 31, 2025.

Competition

The mobile satellite services industry is highly competitive, and we currently face substantial competition from other service providers that offer a range of mobile and fixed communications options. Currently, our principal mobile satellite services competitors are Viasat, Globalstar, ORBCOMM, and Thuraya Telecommunications Co. (Thuraya). We compete primarily on the basis of coverage, quality, mobility, and pricing of services and products.

Viasat, following its acquisition of Inmarsat, owns and operates a fleet of GEO satellites. Unlike LEO satellites, GEO satellites orbit the earth at approximately 22,300 miles above the equator. GEO systems require substantially larger and more expensive antennas and typically have higher transmission delays than LEO systems. Due to its GEO system, Viasat’s coverage area covers most bodies of water except for a majority of the polar regions. Viasat is a significant provider of satellite communications services to the maritime sector. Viasat also offers land-based and aviation communications services.

Globalstar owns and operates a fleet of LEO satellites. Globalstar’s service is available only on a multi-regional basis as a result of its “bent pipe” architecture, which requires that voice and data transmissions be routed from satellites immediately to nearby ground stations. This design requires the use of multiple ground stations, which are impractical in some extreme latitudes or over portions of the oceans. In 2022, Globalstar announced a partnership with Apple, where Apple iPhones and other devices could make D2D emergency notifications and texting through the Globalstar network.

ORBCOMM also provides commercial services using VHF spectrum from a fleet of LEO satellites and also sells its customers some L-band IoT services from Viasat. Like Globalstar, ORBCOMM’s network utilizes a “bent pipe” architecture, which constrains its real-time coverage area. ORBCOMM’s principal focus is low-cost data and IoT services. ORBCOMM does not offer voice service or data services.

We also compete with regional mobile satellite communications services in several geographic markets. In these cases, the majority of our competitors’ customers only require regional, not global, mobile voice and data services, so our competitors may present a viable alternative to our services. All of these regional competitors operate or plan to operate GEO satellites. Our regional mobile satellite services competitors currently include Thuraya, a division of UAE-based Space42 PLC, principally in Europe, the Middle East, Africa, Australia and several countries in Asia.

In addition, there are several companies investing in D2D services with varying stages of deployment, reusing terrestrial spectrum in partnership with selected MNOs, leased spectrum from GEO MSS operators, or in the future, dedicated L-band or S-band MSS spectrum. In September 2025, SpaceX signed an agreement to acquire certain rights and licenses to an aggregate of 50MHz of S-band spectrum, and announced plans to develop a global satellite D2D service using the acquired spectrum. Although development of such a D2D service using the acquired spectrum faces regulatory, technical and business hurdles, if successfully deployed, it could significantly increase competition to portions of our business.

Within our maritime broadband business, we position ourselves as a complementary and companion service to commodity broadband services; however, we have experienced increased competition and pricing pressure from the impact of newer entrants, particularly as our business shifted from providing higher value primary connections to mariners, to lower value backup and safety connections on large vessels.

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

Research and Development

Our research and development efforts have focused on the development, design and testing of our constellation and new products, such as Iridium NTN Direct, Iridium Certus, Iridium Messaging Transport, Iridium Edge, Iridium PTT, Iridium Burst, Iridium GO!, Iridium GO! exec, transceiver modules and chipsets. We also develop network and product enhancements and new applications for our existing products. Our research and development expenses were $19.8 million, $28.4 million and $20.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Employees and Human Capital Resources

Employees

As of December 31, 2025, we had approximately 975 full-time employees, none of whom are subject to any collective bargaining agreement. We consider our employee relations to be good.

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

We also seek to attract and retain a skilled workforce, including through programs such as our internship program, our Iridium Orbit Program (an 18-month rotational program in operations, engineering and customer care), or Uplinks program (a program pairing employees from different generations to promote collaboration and diversity of thinking), our Employee Resource Groups and other outreach efforts that cover a range of topics and interests. We structure our human capital management to comply with the laws and regulations to which we are subject as a federal government contractor.

Intellectual Property

At December 31, 2025, we held 49 U.S. patents and one foreign patent. These patents relate to several aspects of satellite systems, global networks, communications services, communications devices, and positioning, navigation and timing technologies.

In addition to our owned intellectual property, we also license certain legacy intellectual property from Motorola Solutions that we use to operate and maintain aspects of our network and related ground infrastructure and services as well as to design and manufacture certain of our devices. This licensed intellectual property plays an important role in the operation of certain aspects of our constellation and some of the services and devices we sell. We maintain our licenses with Motorola Solutions pursuant to several agreements, any of which can be terminated by Motorola Solutions upon the commencement by or against us of any bankruptcy proceeding or other specified liquidation proceedings or upon our material failure to perform or comply with any provision of the agreements that remains uncured for a specified period of time following written notice from Motorola Solutions. If Motorola Solutions were to terminate any such agreement, it may be difficult or, under certain circumstances, impossible to obtain the technology from alternative vendors.

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

Corporate Background

We were incorporated as GHL Acquisition Corp., a special purpose acquisition company, in November 2007 and became a publicly held company in February 2008. In September 2009, we acquired the outstanding equity of Iridium Holdings LLC (Iridium Holdings), a privately held company, and changed our name to Iridium Communications Inc. In December 2000,

Iridium Holdings, through its wholly owned subsidiary Iridium Satellite LLC had acquired certain satellite assets from Iridium LLC, a non-affiliated debtor in possession, pursuant to an asset purchase agreement.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website at www.iridium.com as soon as reasonably practicable after we electronically file or furnish the materials with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at www.sec.gov.

Item 1A. Risk Factors
Risks related to our satellites and network
Our satellites may experience operational problems, which could affect our ability to provide an acceptable level of service to our customers.
From time to time, we experience temporary intermittent losses of signal cutting off calls in progress, preventing the completion of calls when made, or disrupting the transmission of data. If the magnitude or frequency of such problems increases and we are no longer able to provide a commercially acceptable level of service, our business and financial results and our reputation would be hurt, and our ability to pursue our business plan would be compromised.
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
We have in the past and may in the future experience in-orbit malfunctions of our satellites, which could adversely affect the reliability of their service or result in total failure of the satellite. In-orbit failure of a satellite or temporary outage of a service or a satellite may result from various causes, including component failure, software issues, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, and space debris. Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. We do not have, and do not have plans to obtain, in-orbit insurance to protect against losses. As a result, a failure of one or more of our satellites, the occurrence of equipment failures and other related problems would constitute an uninsured loss. Although we do not incur any direct cash costs related to the failure of a single satellite, if a satellite fails, we record an impairment charge in our statement of operations to reduce the remaining net book value of that satellite to zero, and any such impairment charges could reduce our net income for the period in which the failure occurs. Further, a large number of such failures could shorten the expected life of our constellation, which would increase our depreciation expense, or require us to replace our constellation sooner than currently planned, which would increase our projected capital expenditures.

If our ground operations were to be disrupted, we may experience interruptions in our ability to provide service to our customers.
Our commercial satellite network traffic is grounded at our satellite teleport network facilities and supported by a gateway in Tempe, Arizona, or, for traffic within Russian boundaries only, a gateway in Izhevsk, Russia. We operate our satellite constellation from our satellite network operations center in Leesburg, Virginia. Our ground operations may be disrupted as a result of, among other things, natural disasters, extreme weather, power outages, equipment failures, software issues, cyber or physical attack or sabotage, delays in deliveries, or regulatory issues, any of which could cause service shutdowns or periods of reduced service. Any such disruption would impede our ability to provide service to our customers. While we have business continuity and disaster recovery contingency plans designed to maintain operations in the event of disruptions, they may not be successful in practice nor contemplate all possible disruptions. If we were unable to use our primary commercial gateway in Tempe, we expect it could take us up to several hours to switch operations to our backup facility for most services, and potentially longer for some services. During this time, our customers would be unable to use those services, and we could suffer a loss of revenue and harm to our reputation. When operating on our backup facility, any further failure could leave us unable to offer services for an extended period.
Our customized hardware and software may be difficult and expensive to service, upgrade or replace.
Some of the hardware and software we use in operating our gateways is significantly customized and tailored to meet our requirements and specifications and can be difficult and expensive to service, upgrade or replace. Although we maintain inventories of some spare parts, it nonetheless may be difficult, expensive or impossible to obtain replacement parts for the hardware due to a limited number of those parts being manufactured to our requirements and specifications, if they are at all. Furthermore, for certain equipment, the OEM no longer supports the equipment, increasing the risk of service disruption in the event of any equipment failure. In addition, we expect to update or replace some of the hardware and software in our network as technology advances, but the complexity of our requirements and specifications may present us with technical and operational challenges that complicate or otherwise make it expensive or infeasible to carry out such upgrades and replacements. If we are not able to suitably service, upgrade or replace our equipment, our ability to provide our services and therefore to generate revenue could be harmed.
Ongoing and significant technological changes in the satellite communications industry may impair our competitive position and require us to make significant additional capital expenditures.
The satellite communications industry is subject to ongoing technological advancement and innovation. We face competition from companies using new technologies and new satellite systems, including a significant number of new entrants who are developing or have announced a wide array of technologies, some of which compete directly with one or more of our existing or planned products and services. New technology, despite lengthy cycles, can fundamentally alter the competitive landscape and could render our system obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites and satellite constellations with greater power, flexibility, efficiency or capabilities than ours, as well as continuing improvements in terrestrial wireless technologies. Artificial intelligence technologies have rapidly developed in recent years, and our business may be adversely affected if we are unable to successfully integrate the technology into our business processes, products and service offerings as effectively as our competitors. For us to keep up with technological changes and remain competitive, we have made and expect to continue to make significant research and development and capital expenditures, including capital to design and launch new products and services over the short to medium term, and, over the longer term, the potential acquisition of additional spectrum, new satellites, launch vehicles and other network resources to support continued growth. Customer acceptance of the products and services that we offer will continually be affected by technology-based differences in our product and service offerings compared to those of our competitors. New technologies may also be protected by patents or other intellectual property laws and therefore may not be available to us. Any failure on our part to implement new technology within our system may compromise our ability to compete.
Cyberattacks and other security threats and disruptions could have a material adverse effect on our business.
We expect the secure transmission of confidential information over public networks to continue to be a critical element of our ability to compete for business, manage our risks, and protect our customers and our reputation. We and our distributors, partners, vendors and customers face numerous and evolving cybersecurity threats to the confidentiality, integrity and availability of our respective information technology systems, including threats from computer hackers and sophisticated nation-state or nation-state supported actors, as well as incidents attributable to employee error or wrongful conduct, malfeasance, the exploitation of misconfigurations, “bugs” and other vulnerabilities in hardware or software, or other disruptions caused by sophisticated social engineering and malware exploits (e.g., ransomware). Unauthorized access or use of information on our network, or the networks of our distributors, partners, vendors and customers, could result in material service interruptions, delays or malfunctions in our devices, services or operations, any of which could materially harm our reputation, cause demand for our products and services to fall, and compromise our ability to pursue our business plans. In addition, there are reportedly private products available today that may attempt to unlawfully intercept communications made using our network. Protecting against and responding to cybersecurity threats and attacks requires significant resources and compliance with applicable data breach and government contracting laws and regulations. Cyberattacks may also cause reputational harm and result in costly litigation. In addition, in the event of such a security incident, our customer contracts may not adequately protect us against liability to third parties with whom our customers conduct business. Threats to our physical sites or damage to physical infrastructure we rely on could also impact our operations. A successful security incident affecting us, our systems, devices or services could have a material adverse effect on our operations or financial results or reputation and result in substantial liability.
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
•our ability to maintain our relationship with U.S. government customers, particularly the DoW;
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
Our agreements with U.S. government customers, particularly the DoW, which represent a significant portion of our revenue, are subject to termination and renewal.
The U.S. government, through a dedicated gateway owned and operated by the DoW, has been and continues to be, directly and indirectly, our largest customer, representing 29% and 28% of our revenue for the years ended December 31, 2025 and 2024, respectively. We provide the majority of our services to the U.S. government pursuant to our EMSS, SDA, ECS3 and SITH contracts. We entered into these contracts in September 2019, May 2022, March 2024 and August 2025, respectively. The EMSS contract continues through September 2026 with one six-month extension option exercisable at the election of the U.S. government. The SDA contract had a base term until January 2025, which was subsequently extended through September 2029, and we are currently in the second year of the first two-year extension period relating to operations and maintenance (O&M) services, with up to three remaining one-year options for O&M services exercisable at the election of the U.S. government to extend the term. The ECS3 contract had a base term through March 2025, and we are currently in the first one-year extension period, with up to three remaining one-year options exercisable at the election of the U.S. government to extend the term. The U.S. government may terminate these agreements, in whole or in part, at any time for its convenience. Our relationship with the U.S. government is also subject to the overall U.S. government policies, budget and appropriation decisions and processes. U.S. government budget and policy decisions, including with respect to defense spending, are based on government priorities and objectives, which are subject to change and are driven by numerous factors, including administration changes, geopolitical events and macroeconomic conditions, and are beyond our control. If the U.S. government terminates any or all of these agreements, we would lose a significant portion of our revenue.
In addition to budget policy uncertainty, potential government shutdowns, the use of continuing resolutions and federal debt ceiling debates could also adversely affect funding for our U.S. government contracts or entering into new contracts, including renewals. The current political climate, including potential shifts in agency leadership, changes to procurement priorities and policy realignments, may also result in a delay or suspension of funding for our U.S. government contracts and delay of new contract awards, which could disrupt our cash flows.

The EMSS contract represents more than 10% of our revenue and is critical to our U.S. government business. While we expect to renew the contract upon its expiration, there are significant risks and we may be unsuccessful in renewing on as favorable terms or at all, either of which could adversely affect our results of operations and future business with the U.S. government.
If we fail to comply with the terms of our U.S. government contracts, including applicable federal acquisition regulations and executive orders, we may be subject to contract price adjustments, contract terminations, civil or criminal penalties, or suspension or debarment from future U.S. government contracts.
As a U.S. government contractor or subcontractor, we are subject to extensive laws and regulations governing the award, administration and performance of U.S. government contracts. Among other things, these laws and regulations govern the allowability of costs incurred by us in the performance of U.S. government contracts. The pricing of some contracts, including the SDA contract, is based on estimated direct and indirect costs. The U.S. government is entitled to examine our cost records with respect to such contracts and to seek a downward adjustment to the price of the contract if it determines that we failed to furnish complete, accurate and current cost or pricing data in connection with the negotiation of the price of the contract. As a government contractor, we are also subject to government audits and to review and approval of our policies, procedures and internal controls for compliance with procurement regulations and other applicable laws. If we are found to be non-compliant with the terms of a contract, or an applicable regulation, statute or executive order, we could be subject to downward contract price adjustments or refund obligations, assessed civil and criminal penalties, or debarred or suspended from obtaining future contracts for a specified period, among other potential negative consequences. A significant portion of our revenue is directly or indirectly derived from government contracts and thus any such adjustment, penalty, debarment or other sanction could have an adverse effect on our business. In addition, if we are unable to comply with security clearance requirements, we may be unable to perform these contracts or compete for other projects of this nature, which could adversely affect our revenue.
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
Our ability to protect our proprietary technology is subject to limitations.
Our success depends in part on the competitive advantage derived from the technologies we use in our products and services and our proprietary rights therein. We generally rely on a combination of patents, copyright and trade secret laws, and contractual terms and conditions to protect our technology and proprietary rights. We also enter into confidentiality agreements with our employees, consultants, contractors and customers, and control access to and distribution of our proprietary information. Despite our efforts, third parties may attempt to copy or obtain and use our technology and proprietary information without authorization. If such attempts are successful, third parties, including competitors, could use the technology we have developed to enhance their own products and services, which could materially harm our business. Preventing the unauthorized use of our technology may require us to commence litigation to protect our proprietary rights. If we are unsuccessful in any such litigation, our rights to enforce such proprietary rights may be impaired going forward. We do not know whether the steps we have taken will be successful in preventing unauthorized use of our technology, including in foreign countries where the laws may not protect our proprietary rights as extensively as in the United States.
We depend on intellectual property licensed from third parties to operate our constellation and sell our devices and for the enhancement of our existing devices and services.
We license critical intellectual property and technology to operate and maintain our network and related ground infrastructure and services as well as to design, manufacture, and sell our devices. This intellectual property and technology is essential to our ability to continue to operate our constellation and sell our services and devices. In addition, we depend on third parties to develop enhancements to our current products and services even in circumstances where we own the intellectual property. If any third-party owner of such intellectual property or technology were to terminate any license agreement with us or cease to support and service such intellectual property or technology or perform development on our behalf, or if we are unable to renew such licenses on commercially reasonable terms or at all, it may be difficult, more expensive or impossible to obtain such intellectual property, technology, or services from alternative vendors. Any substitute intellectual property or technology may also be costly to develop and integrate, or could have lower quality or performance standards, which would adversely affect the quality of our devices and services. In connection with the development of new devices and services, we may be required to obtain additional intellectual property rights from third parties. We can offer no assurance that we will be able to obtain such intellectual property rights on commercially reasonable terms or at all. If we are unable to obtain such intellectual property rights on commercially reasonable terms, we may not be able to develop certain new devices and services.
Our failure to effectively manage the expansion of our portfolio of products and services could impede our ability to execute our business plan, and we may experience increased costs or disruption in our operations.
To achieve future revenue growth, we must develop and market new products and services. We currently face a variety of challenges, including maintaining the infrastructure and systems necessary for us to manage the growth of our business. As our product and service portfolio continues to expand, the responsibilities of our management team and demands on other company resources also increase. Consequently, we may further strain our management and other company resources with the increased complexities and administrative burdens associated with a larger, more complex portfolio of products and services. For example, we have in the past experienced quality issues and incorrect market assessments in connection with the introduction of new products and services, and we may experience such issues in the future. Our failure to meet these challenges as a result of insufficient management or other resources could significantly impede our ability to execute our business plan, which relies in part on our ability to leverage our largely fixed-cost infrastructure. To properly manage our growth, we may need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. Failure to effectively manage the expansion of our portfolio of products and services in a cost-effective manner could result in declines in product and service quality and customer satisfaction, disruption of our operations, or increased costs, any of which would reduce our ability to increase our profitability.

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
Our competitors may have more extensive capital resources, or more specialized engineering, technical, marketing and servicing capabilities than we do in certain areas. Current and new competitors may develop new technologies, or new equipment, including new and proposed LEO constellations and satellite direct-to-device (D2D) services, that could successfully compete with our offerings. For example, in September 2025, SpaceX signed an agreement to acquire certain rights and licenses to an aggregate of 50MHz of S-band spectrum, and announced plans to develop a global satellite D2D service using the acquired spectrum. Although development of such a D2D service using the acquired spectrum faces regulatory, technical and business hurdles, if successfully deployed, it could significantly increase competition to portions of our business. In addition, we may face competition for our services in the United States from service providers with ancillary terrestrial component (ATC) authorities who are designing a satellite operating business and a terrestrial component around their spectrum holdings. Competition may adversely affect our results of operations and long-term prospects, including negatively affecting subscribers, product and service revenue, operating margin and potentially resulting in increased operating and capital expenditures, impairments and changes in capital allocation decisions.
In addition to our satellite-based competitors, terrestrial voice and data service providers, both wireline and wireless, could further expand into rural and remote areas and provide the same general types of services and products that we provide through our satellite-based system. Although satellite communications services and terrestrial communications services are not entirely interchangeable, the two compete in some markets and for some services. Consumers generally perceive terrestrial wireless voice communication products and services as cheaper and more convenient than those that are satellite-based. Many of our terrestrial competitors have greater resources, wider name recognition and newer technologies than we do. In addition, industry consolidation could negatively affect our competitive position us by increasing the scale or scope of our competitors, thereby making it more difficult for us to compete in various market segments.
We depend on third parties to market and sell our products and services, and their inability to do so effectively could impair our revenue and our reputation.
We select third-party distributors, in some cases on an exclusive basis, and rely on them to market and sell our products and services to end users and to determine the prices end users pay. We also depend on our distributors to develop innovative and improved solutions and applications integrating our product and service offerings. As a result of these arrangements, we are dependent on the performance of our distributors to generate most of our revenue. Our distributors operate independently of us, and we have limited control over their operations, which exposes us to significant risks. Distributors may not commit the same level of resources to market and sell our products and services that we would, and these distributors may also market and sell competitive products and services. In addition, our distributors may not comply with the laws and regulatory requirements in their local jurisdictions, which could limit their ability to market or sell our products and services. If our distributors develop faulty or poorly performing products using our technology or services, we may be subject to claims, and our reputation could be harmed. If current or future distributors do not perform adequately, or if we are unable to locate competent distributors in particular countries and secure their services on favorable terms, we may be unable to increase or maintain our revenue in these markets or enter new markets, we may not realize our expected growth, and our brand image and reputation could be hurt. The distribution of the Iridium NTN Direct service we are developing is expected to rely heavily on global MNOs and roaming agreements. If we are unsuccessful in successfully partnering with MNOs, our Iridium NTN Direct service may be adversely affected.
In addition, we may lose distributors due to competition, industry consolidation, regulatory developments, business developments affecting our distributors or their customers, or for other reasons. In 2009, one of our largest competitors, Inmarsat (now Viasat), acquired our then largest distributor, Stratos Global Wireless, Inc., and in 2014, Inmarsat acquired Globe Wireless, one of our service providers. Following each acquisition, Inmarsat essentially stopped promoting sales of our products and services, and they and other competitors could further reduce their distribution efforts with respect to our products and services in the future. Any future consolidation of our distributors would further increase our reliance on a few key distributors of our services and the amount of volume discounts that we may have to give those distributors. Our two largest commercial distributors, Marlink Group and Garmin, together represented approximately 10% of our revenue for the year ended December 31, 2025, and our ten largest distributors represented, in the aggregate, 28% of our revenue for the year ended December 31, 2025. The loss or consolidation of any of these distributors, or a decrease in the level of effort expended by any of them to promote our products and services, could reduce the distribution of our products and services as well as the development of new products and applications, which would negatively affect our revenue.
We rely on a limited number of key vendors for supply of equipment, components and services and the loss of any such supplier, shortages experienced by such suppliers, or changes in trade policy such as tariffs, could cause us to incur additional costs and delays in the production and delivery of our products, which could reduce the sales of those products and use of the related services.
We currently rely on a limited number of manufacturers of our devices, including our mobile handsets, L-band transceivers and SBD devices. We also utilize sole source suppliers for some of the component parts of our devices. If any of our suppliers terminate their relationship with us, we may not be able to find a replacement supplier in a timely manner, at an acceptable price or at all. Further, our manufacturers and suppliers may cease production of our components or products or become capacity-constrained, or could face financial difficulties, which could adversely impact our ability to fulfill customer orders, increase our costs and reduce revenues.
U.S. trade policy changes in 2025 increased our costs and caused us to evaluate alternative sourcing arrangements. Future changes to trade policy by the U.S. or foreign governments, including tariff and customs regulations, could increase our costs, cause delays or cause us to further evaluate alternative sourcing, all of which could adversely impact our operations.
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
We provide satellite communications services in Russia through two local subsidiaries employing approximately 40 people and authorized Russian service providers, using a dedicated gateway in Russia. As a result of Russia’s invasion of Ukraine in February 2022, we adjusted our operations to comply with U.S. and international sanctions. In each of the years 2023 through 2025, revenue from our operations in Russia, all of which was service revenue, represented approximately 2% of our total revenue. Our sales in Russia are conducted in rubles and then translated to U.S. dollars in our financial results. The value of the ruble has been volatile since the invasion, which may affect our reported revenues. As a result of these factors, we expect revenue from our operations in Russia to be variable and difficult to predict.
In addition, we may in the future choose or be required to further limit or cease operations in Russia entirely, in which case we would no longer receive any revenue from these operations, and could incur significant expenses as a result of the process of shutting down operations in Russia. Our Russian operations also pose a reputational risk if certain government or commercial customers object to our current business in Russia.
Conducting and expanding our operations outside the United States creates numerous risks, which may harm our operations and compromise our ability to expand our international operations.
We have significant operations outside the United States. We estimate that commercial data traffic originating outside the United States accounted for 96% and 94% of total commercial data traffic for the years ended December 31, 2025 and 2024, respectively, while commercial voice traffic originating outside the United States accounted for 92% and 91% of total commercial voice traffic for the years ended December 31, 2025 and 2024, respectively. We cannot provide the precise geographical distribution of revenue from end users because we do not contract directly with them. Instead, we determine the country in which we earn our revenue based on where we invoice our distributors. These distributors sell services directly or indirectly to end users, who may be located or use our products and services elsewhere. We and our distributors are also seeking authorization to sell our services in additional countries.
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
•effects of a global pandemic, including on international economies, supply chains and travel;
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
Government organizations, foreign military and intelligence agencies, natural disaster aid associations, and event-driven response agencies use our commercial voice and data satellite communications services. Accordingly, we may experience fluctuations in usage due to changing global circumstances, including, for example a reduction in commercial voice and data subscribers in 2025 that we believe was caused, in part, by reductions in U.S. government funding.
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
In addition, any major business combination or similar strategic transaction may require significant additional financing, and our ability to obtain such financing may be restricted by the credit agreement governing our currently outstanding term loan with various lenders administered by Deutsche Bank AG (Term Loan). Further, depending on market conditions, investor perceptions of our company and other factors, we might not be able to obtain financing on acceptable terms, in acceptable amounts, or at appropriate times to implement any such transaction. Any such financing, if obtained, may dilute existing stockholders.
Spectrum values historically have been volatile, which could cause the value of our business to fluctuate.
Our business plan is evolving, and it may in the future include forming strategic partnerships to maximize the value of our spectrum, network assets and combined service offerings in the United States and internationally. Values that we may be able to realize from such partnerships will depend in part on the value placed on our spectrum authorizations. Valuations of spectrum in other frequency bands historically have been volatile, and we cannot predict at what amount a future partner may be willing to value our spectrum and other assets. In addition, to the extent that the FCC takes action that makes additional spectrum available or promotes the more flexible use or greater availability of existing satellite or terrestrial spectrum allocations, for example by means of spectrum leasing or new spectrum sales, the availability of such additional spectrum could reduce the value of our spectrum authorizations and, as a result, the value of our business.
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
We depend on the continued service and institutional knowledge of key managerial and technical personnel and personnel with security clearances, as well as our ability to continue to attract and retain highly qualified personnel. We compete for such personnel with other companies, government entities, academic institutions and other organizations. The unexpected loss or interruption of the services of such personnel could compromise our ability to effectively manage our operations, execute our business plan and meet our strategic objectives.
Risks related to our capital structure and ownership of our common stock
We have a considerable amount of debt, which may limit our ability to fulfill our obligations and/or to obtain additional financing.
As of December 31, 2025, we had $1,774.7 million of consolidated gross indebtedness. Our capital structure and reliance on indebtedness can have several important consequences, including, but not limited to, the following:
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
•The interest on our debt is floating, and increases in the rate could increase our interest payments significantly for the portion we do not hedge (see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this report for more information about our hedging activities). Furthermore, our current fixed rate cap ends in November 2026, and we do not expect to be able to maintain the same interest rate cap level, which could result in a significant increase in our interest payments.
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
Our Term Loan and the credit agreement governing our Term Loan may limit our financial and operating flexibility.
We will need to repay our Term Loan in full at maturity in September 2030. If our cash flows are insufficient to repay the loan at maturity, we may have to undertake alternative financing plans, such as refinancing at potentially higher interest rates with more restrictive covenants, selling assets, or raising additional capital. However, market conditions or our financial position may prevent us from successfully pursuing these alternatives. Failure to repay the loan at or prior to maturity would result in an event of default.
The credit agreement governing our Term Loan also contains cross-default provisions, meaning a default under another debt instrument could trigger immediate acceleration of all amounts due under the Term Loan. Events of default include cross-defaults, bankruptcy, and change in control events. Upon default, lenders may demand immediate repayment of all principal and interest and foreclose on pledged assets of our domestic subsidiaries, including our principal operating subsidiary, Iridium Satellite LLC.
Additionally, the credit agreement governing the Term Loan contains restrictive covenants that limit our financial and operating flexibility, including restrictions on incurring liens and indebtedness, engaging in mergers or asset sales, paying dividends, making investments and loans, and engaging in other specified transactions. These restrictions, typically structured with dollar limits based on our trailing twelve-month EBITDA and leverage ratios, may impair our ability to execute our business plan and compete effectively.
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
Our ability to access capital markets is important to our ability to operate our business. Increased scrutiny of the satellite industry and the impact of regulation, as well as changes in the competitive landscape, our financial performance and unfavorable market conditions could result in credit agencies reexamining our credit ratings. A downgrade in our credit ratings or withdrawal of ratings by credit agencies could restrict our access to capital markets, increase borrowing costs and make obtaining additional financing more difficult or expensive, which would limit our financial flexibility and ability to operate our business effectively.
The market price of our common stock may be volatile and the value of our common stock may decline.
The trading price of our common stock has recently been subject to substantial fluctuations in response to various factors and may continue to be volatile. Factors affecting the trading price of our common stock may include:
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
•impairment of assets;
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
The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us, or may be volatile. If our stock, the market for other stocks in our industry, or the stock market in general experiences a loss of investor confidence, the trading price and the value of an investment in our common stock could decline for reasons unrelated or disproportionate to the operating performance of our business.

Risks related to legal and regulatory matters
Our business is subject to extensive government regulation, which mandates how we may operate our business and may increase our cost of providing services and slow our expansion into new markets.
Our ownership and operation of a satellite communications system and the sale of products that operate on that system are subject to significant regulation in the United States, including by the FCC, the U.S. Department of Commerce and others, and in international jurisdictions by similar local authorities. The rules and regulations of these U.S. and international authorities may change, and such authorities may adopt regulations that limit or restrict our current or future operations or expand those of our competitors, including our orbital debris mitigation obligations. Such authorities may also make changes in the licenses of our competitors that affect our spectrum. Such changes may significantly affect our business. Further, because regulations in each country are different, we may not be aware if some of our distribution partners or persons with whom we or they do business do not hold the requisite licenses and approvals. Our failure to provide services in accordance with the terms of our licenses or our failure to operate our satellites or ground stations as required by our licenses and applicable laws and government regulations could result in the imposition of government sanctions on us, including the suspension or cancellation of our licenses. Our failure or delay in obtaining the approvals required to operate in other countries would limit or delay our ability to expand our operations into those countries. Our failure to obtain industry-standard or government-required certifications for our products could compromise our ability to generate revenue and conduct our business in other countries. Any imposition of sanctions, loss of license or failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our products in the United States or foreign jurisdictions could cause us to lose sales, hurt our reputation and impair our ability to pursue our business plan.
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
Although we have globally coordinated rights to the use of our spectrum, spectrum interference may adversely affect the performance of our system for customers of our existing and future services. Sources of harmful interference could include unauthorized use of our spectrum, increased use of shared spectrum and certain usages in adjacent bands. In particular, the FCC granted a waiver in 2020 to Ligado Networks to operate a terrestrial nationwide network in the United States on MSS spectrum that includes a 10 MHz band close to the spectrum that we use for all of our services. Ligado’s implementation of ATC or D2D services, whether on its own or by leasing its spectrum to a third party, may affect the performance of our system for customers of our existing and future services. We, along with a variety of other private parties and the National Telecommunications and Information Administration on behalf of federal government users, filed petitions for reconsideration opposing this waiver out of concern for the interference that we believe Ligado’s proposed operations would cause. While the FCC’s decision to approve Ligado Network’s waiver included conditions designed to protect satellite services that use L-band spectrum from harmful interference, these conditions may prove inadequate, resulting in harmful interference with our satellites and devices. These petitions remain pending.
In October 2023, Ligado sued the U.S. government alleging that the Department of Defense, the Department of Commerce, and Congress unlawfully prevented Ligado from using its FCC authorized spectrum and seeking damages based on its inability to deploy ATC services in the spectrum. The litigation is ongoing.
In January 2025, Ligado and its affiliates filed a petition for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. As part of its reorganization, it executed an agreement to lease and potentially transfer its satellites, ground assets and L-band spectrum to AST SpaceMobile, Inc (retaining Ligado’s ability to deploy ATC subject to resolution of its litigation with the U.S. government). The outcomes of the litigation and the bankruptcy may impact the outcome of the pending petitions for reconsideration before the FCC and the ability of Ligado or a lessee to implement ATC or D2D services that may affect the performance of our network. If other countries permit similar terrestrial use of L-band spectrum in the 1.6 GHz band, the performance of our system may be subject to interference there as well.

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
As we and our distributors expand our offerings, including more consumer-oriented devices, we are more likely to be subject to product liability claims, recalls or litigation, which could adversely affect our business and financial performance.
Through our distributors, we offer several services and devices aimed at individual consumers, and we and our distributors continue to introduce additional services and devices for use with our services, including additional aviation safety and PNT services. We are working to enable satellite messaging and emergency services directly in smartphones and other devices using our services, which may dramatically increase the number of devices that use our services. Our services and devices using our services, such as location-based services, emergency services, satellite handsets, smartphones, and personal locator devices, may contain design and manufacturing defects. Defects may also occur in components and devices that we purchase from third parties or that our distributors offer. There can be no assurance we or our distributors will be able to detect and fix all defects in the services, hardware and software that we or our distributors sell. These services and devices could be used in isolated and dangerous locations, including emergency response situations, and users who suffer property damage, personal injury or death while using such services or devices may seek to assert claims or bring lawsuits against us. Further, it is possible that our distributors’ devices could become the subject of consumer protection investigations, enforcement actions or litigation, including class actions. We seek to limit our exposure to all of these claims by maintaining a consumer protection compliance program, and through appropriate notices, disclosures, indemnification provisions and disclaimers, but these steps may not be effective or available in all cases. We also maintain product liability insurance, but this insurance may not cover any particular claim or litigation, or the amount of insurance may be inadequate to cover the claims brought against us. Product liability insurance could become more expensive and difficult to maintain and might not be available on acceptable terms or at all. In addition, it is possible that our or our distributors’ devices could become the subject of a product recall as a result of a device defect. We do not maintain recall insurance, nor do we have control over our distributors’ devices, and any recall could have a significant effect on our financial results. In addition to the direct expenses of and potential liability for product liability claims, investigations, recalls and litigation, a claim, investigation, recall or litigation might cause us adverse publicity, which could harm our reputation and compromise our ability to sell our services or devices in the future.
The collection, storage, transmission, use and disclosure of user data and personal information could give rise to liabilities or additional costs as a result of laws, governmental regulations, and evolving views of personal privacy rights and information security standards.
We transmit, process, and in some cases store in the normal course of our business, personal information. Many jurisdictions around the world have adopted laws and regulations regarding the collection, storage, transmission, use and disclosure of personal information. The legal standards for processing, storing and using this personal information continue to evolve, impose additional obligations and risk on our business, and have the potential to make some of our business processes more costly or less feasible. For example, numerous U.S. states have adopted consumer privacy laws that give residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used by requiring companies to provide new disclosures to consumers and provide such consumers new ways to opt out of certain sales of personal information. In the EU, the European Commission enacted the General Data Protection Regulation (GDPR), which since 2018 has imposed more stringent EU data protection requirements and provided for greater penalties for noncompliance.
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
Our operations are subject to numerous governmental regulations, including those issued by (i) the U.S. Department of Commerce’s Bureau of Industry and Security relating to the export of satellites and related technical data as well as our subscriber equipment, (ii) the U.S. Treasury Department’s Office of Foreign Assets Control relating to transactions involving entities sanctioned by the United States, and (iii) the U.S. State Department’s Directorate of Defense Trade Controls relating to satellite launch and to our support of Space Development Agency operations outside the United States. We are also required to provide U.S. and some foreign government law enforcement and security agencies with call interception services and related government assistance, in respect of which we face legal obligations and restrictions in various jurisdictions. Given our global operations and unique network architecture, these requirements and restrictions are not always easy to comply with or harmonize. In addition, some countries require providers of telecommunications services to connect specified emergency numbers to local emergency services. We have discussed and continue to discuss with authorities in various countries the procedures used to satisfy our obligations, and have had to, and may in the future need to, obtain amendments or waivers to licenses or obligations in various countries. Countries are not obligated to grant requested amendments or waivers, and there can be no assurance that relevant authorities will not suspend or revoke our licenses or take other legal actions to attempt to enforce the requirements of their respective jurisdictions.

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
Under our agreements with Motorola Solutions and the U.S. government, we are required to maintain an in-orbit liability insurance policy with de-orbiting coverage for Block 1 satellites. The current policy, together with the de-orbiting endorsement, covers amounts that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining, and de-orbiting our first-generation satellites. Our current policy has a one-year term, which expires on December 8, 2026, and excludes coverage for all third-party damages relating to the 2009 collision of our satellite with a non-operational Russian satellite. Our current in-orbit liability insurance policy also contains, and we expect and future policies would likewise contain, specified exclusions and material change limitations that are customary in the industry. The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. In-orbit liability insurance policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions.
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
Wireless devices’ radio frequency emissions are the subject of regulation and litigation concerning their environmental effects, which includes alleged health and safety risks. As a result, we may be subject to new regulations and we could face liability based on alleged health risks.
There has been adverse publicity concerning alleged health risks associated with radio frequency transmissions from wireless devices and lawsuits have been filed alleging adverse health consequences, such as cancer, as a result of wireless phone usage. Other claims allege consumer harm from failures to disclose information about radio frequency emissions or aspects of the regulatory regimes governing those emissions. While we believe we comply with applicable standards for radio frequency emissions and do not believe that there is valid scientific evidence that use of our devices poses a health risk, courts or governmental agencies could determine otherwise. Any such finding could reduce our revenue and profitability and expose us and other communications service providers or device sellers to litigation, which, even if frivolous or unsuccessful, could be costly to defend. Future lawsuits or regulatory changes due to actual or perceived risk from radio frequency emissions remain possible and could reduce the number of our subscribers and demand for our products and services.
Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
Our ability to utilize U.S. net operating loss carryforwards and other tax attributes may be limited if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended (Code), which generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our common stock increase their ownership in the aggregate by more than 50% over their lowest ownership percentage within a rolling period that begins on the later of three years prior to the testing date and the date of the last ownership change. Similar rules may apply under state tax laws. If such an ownership change were to occur, Section 382 of the Code would impose an annual limit on the amount of pre-ownership change net operating loss carryforwards and other tax attributes we could use to reduce our taxable income. It is possible that such an ownership change could materially reduce our ability to use our net operating loss carryforwards or other tax attributes to offset taxable income, which could impact our profitability.
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
Our management, led by our chief information officer, in conjunction with our internal management security committee and third-party service providers, helps to identify, assess and manage our cybersecurity threats and risks by monitoring and evaluating our threat environment and risk profile. These teams use several methods to do this, including manual and automated tools, internal and external threat assessments, and internal and external vulnerability assessments. The third parties we engage in this effort generally consist of threat intelligence service providers; cybersecurity consultants and software providers; penetration testing firms; monitoring services; forensic investigators; and other professional services firms, including legal counsel.
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
In addition to our internal resources, we also use third-party service providers, including application providers and hosting companies, distributors, and supply chain resources. We have an IT vendor management program designed to identify and manage cybersecurity risks associated with our use of these providers. As part of this program, we typically conduct risk assessments for certain IT vendors on an annual basis, including, for example, using security assessment measures such as a security questionnaire, performing a review of the vendor’s own security program, audits, and vulnerability scans. Depending on the nature of the services provided, the sensitivity of the information systems and data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and may impose contractual obligations related to cybersecurity on the provider.
While we maintain cybersecurity insurance, it may not be adequate to cover the costs related to cybersecurity incidents we experience. For a description of the primary risks from cybersecurity threats that may materially affect our business and how they may do so, see Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K, including “— Cyberattacks and other security threats and disruptions could have a material adverse effect on our business.”
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

Item 2. Properties

The following table describes the significant facilities we own or lease:

Location	Country	Approximate Square Feet	Facilities	Owned/Leased
McLean, Virginia	USA	30,600	Corporate Headquarters (1)	Leased
McLean, Virginia	USA	55,200	New Corporate Headquarters	Leased
Chandler, Arizona	USA	197,000	Technical Support Center, Distribution Center, Warehouse and Satellite Teleport Network Facility	Leased
Leesburg, Virginia	USA	40,000	Satellite Network Operations Center	Owned
Tempe, Arizona	USA	31,000	System Gateway and Satellite Teleport Network Facility	Owned Building on Leased Land
Chandler, Arizona	USA	24,000	Operations Office Space	Leased
Reston, Virginia	USA	7,300	Office Space	Leased
Fairbanks, Alaska	USA	4,000	Satellite Teleport Network Facility	Owned
Svalbard	Norway	1,800	Satellite Teleport Network Facility	Owned Building on Leased Land
Izhevsk, Udmurtia	Russia	8,785	System Gateway and Satellite Teleport Network Facility	Leased
Punta Arenas	Chile	3,200	Satellite Teleport Network Facility	Owned Building on Leased Land
(1) Our current corporate headquarters lease ends in April 2026.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on the Nasdaq Global Select Market under the symbol “IRDM.” As of February 6, 2026, there were 131 holders of record of our common stock.

Dividends

Stockholders are entitled to receive, when and if declared by our Board of Directors from time to time, dividends and other distributions in cash, stock or property from our assets or funds legally and contractually available for such purposes. In March 2025 and May 2025, our Board of Directors approved dividends of $0.14 per share of common stock, which were paid on March 31, 2025 and June 30, 2025 to stockholders of record as of March 17, 2025 and June 13, 2025, respectively. In July 2025 and December 2025, our Board of Directors approved dividends of $0.15 per share of common stock, which were paid on September 30, 2025 and December 31, 2025 to stockholders of record as of September 15, 2025 and December 15, 2025, respectively. We made total dividend payments of $62.9 million during 2025. Our liability related to dividends on common stock was $3.5 million and $2.5 million as of December 31, 2025 and 2024, respectively.

We currently expect that comparable cash dividends will continue to be paid in the future, although future dividends will depend on our earnings, capital requirements, financial conditions and other factors considered relevant by the Board.

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from December 31, 2020 through December 31, 2025, with the comparable cumulative return of three indices, the S&P 500 Index, the Dow Jones Industrial Average Index and the Nasdaq Telecommunications Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, the Dow Jones Industrial Average Index and the Nasdaq Telecommunications Index over the indicated time periods. The stock price performance shown on the graph is not necessarily indicative of future price performance. The following stock price performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act or any other document, except to the extent that we specifically incorporate it by reference into such filing or document.

Issuer Purchases of Equity Securities

The following table presents our monthly share repurchases for the quarter ended December 31, 2025:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
October 1-31	—	$—	—	$245.3 million
November 1-30	—	$—	—	$245.3 million
December 1-31	—	$—	—	$245.3 million
Total	—	$—	—	$245.3 million

Since initiating share repurchases in February 2021, our Board of Directors has authorized the repurchase of an aggregate of $1,500.0 million of our common stock, including a share repurchase program announced in September 2024, to repurchase up to $500.0 million through December 31, 2027. During the fourth quarter of 2025, we paused share repurchases under the current program.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 13, 2025.

Overview of Our Business

We are a leading provider of global voice, data and positioning, navigation and timing (PNT) satellite services and are the only commercial provider of communications services offering true global coverage, connecting people, organizations and assets to and from anywhere, in real time. Our low-Earth orbit, L-band satellite network provides reliable, weather-resilient communications services to regions of the world where terrestrial wireless or wireline networks do not exist or are limited, including remote land areas, open ocean, airways, the polar regions and regions where the telecommunications infrastructure has been compromised by political conflicts or natural disasters.

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

In 2024, we acquired Satelles, Inc. (Satelles), a provider of highly secure, satellite-based PNT services that complement and protect GPS and other Global Navigation Satellite System reliant systems. Time synchronization and location data play an important role in the global economy, particularly for major industries supported by critical infrastructure, such as financial services, telecommunications, cybersecurity and transportation. We believe this acquisition has the potential to generate substantial growth in our service revenue, as well as incremental equipment and engineering services revenue over the coming years from both government and commercial customers.

We sell our products and services to commercial end users through a wholesale distribution network, encompassing approximately 120 service providers, 310 value-added resellers (VARs), and 90 value-added manufacturers (VAMs), which either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific lines of business.

At December 31, 2025, we had approximately 2,537,000 billable subscribers worldwide, an increase of 77,000, or 3%, from approximately 2,460,000 billable subscribers at December 31, 2024. We have a diverse customer base, including end users in land-mobile, Internet of Things (IoT), maritime, aviation and government.

We recognize revenue primarily from the provision of services and the sale of equipment. Service revenue represented 73% and 74% of total revenue for the years ended December 31, 2025 and 2024, respectively. Voice and data, IoT data and broadband service revenues have historically generated higher margins than subscriber equipment revenue, and we expect this trend to continue. We also recognize revenue from our hosted payloads, principally from Aireon, including fees for hosting the payloads and fees for transmitting data from the payloads over our network, as well as revenue from other services, such as satellite time and location services.

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
•increased competition or potential competition from other satellite service providers, including SpaceX following its recently announced plans to acquire a significant amount of spectrum enabling global D2D services, and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;
•market acceptance of our products;
•regulatory requirements in existing and new geographic markets;
•challenges associated with global operations, including as a result of conflicts in or affecting markets in which we operate;
•rapid and significant technological changes in the telecommunications industry, including announced plans for global satellite D2D broadband services;
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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes, useful lives of property and equipment, loss contingencies, and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Comparison of Our Results of Operations for the Years Ended December 31, 2025 and 2024

	Year Ended December 31,
		% of Total Revenue		% of Total Revenue	Change
($ In thousands)	2025		2024		Dollars	Percent
Revenue:
Service revenue
Commercial	$525,923	60%	$508,618	61%	$17,305	3%
Government	108,035	13%	106,296	13%	1,739	2%
Total service revenue	633,958	73%	614,914	74%	19,044	3%
Subscriber equipment	81,109	9%	91,416	11%	(10,307)	(11)%
Engineering and support services	156,592	18%	124,352	15%	32,240	26%
Total revenue	871,659	100%	830,682	100%	40,977	5%
Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	197,577	23%	178,140	22%	19,437	11%
Cost of subscriber equipment	50,426	6%	52,427	6%	(2,001)	(4)%
Research and development	19,758	2%	28,422	3%	(8,664)	(30)%
Selling, general and administrative	157,711	18%	168,182	20%	(10,471)	(6)%
Depreciation and amortization	210,207	24%	203,127	25%	7,080	3%
Total operating expenses	635,679	73%	630,298	76%	5,381	1%
Operating income	235,980	27%	200,384	24%	35,596	18%
Other expense:
Interest expense, net	(88,252)	(10)%	(91,134)	(11)%	2,882	(3)%
Other income (expense), net	(2,915)	0%	534	0%	(3,449)	(646)%
Total other expense	(91,167)	(10)%	(90,600)	(11)%	(567)	1%
Income before income taxes and equity in net earnings of affiliates	144,813	17%	109,784	13%	35,029	32%
Income tax expense	(27,618)	(4)%	(12,259)	(1)%	(15,359)	125%
Gain (loss) on equity method investments	(2,823)	0%	15,251	2%	(18,074)	(119)%
Net income	$114,372	13%	$112,776	14%	$1,596	1%

Commercial Service Revenue

	Year Ended December 31,
	2025			2024			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$232.2	402	$47	$226.1	415	$46	$6.1	(13)	$1
IoT data	181.4	1,998	$7.78	166.2	1,887	$7.70	15.2	111	$0.08
Broadband (3)	50.7	16.1	$259	56.1	16.6	$282	(5.4)	(0.5)	$(23)
Hosted payload and other data	61.6	N/A		60.2	N/A		1.4	N/A
Total commercial services	$525.9	2,416		$508.6	2,319		$17.3	97

(1)Billable subscriber numbers are shown as of the end of the respective period.
(2)Average monthly revenue per unit (ARPU) is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period. Billable subscriber and ARPU data is not applicable for hosted payload and other data service revenue items.
(3)Commercial broadband consists of Iridium OpenPort and Iridium Certus broadband services.

For the year ended December 31, 2025, total commercial service revenue increased $17.3 million, or 3%, primarily as a result of increases in IoT data, voice and data and hosted payload and other data service revenue, offset in part by a decrease in broadband. Commercial IoT revenue increased $15.2 million, or 9%, compared to the prior year, driven primarily by a 6% increase in IoT billable subscribers and an increase in a contract with a large customer previously executed in the first quarter of 2024. Commercial voice and data revenue increased $6.1 million, or 3%, from the prior year, primarily due to increased ARPU from price increases in the third quarter of 2025. Hosted payload and other service revenue increased $1.4 million, or 2%, compared to the prior year, primarily due to increases in PNT and other broadcast data revenue, partially offset by decreases in other data service contracts. These increases were offset in part by a decrease in commercial broadband revenue of $5.4 million, or 10%, compared to the prior year, primarily due to a decrease in ARPU reflecting the increased prevalence of use of lower-priced companion plans in the current year period and non-recurring revenue recognition of $1.4 million in the prior year period.

Government Service Revenue

	Year Ended December 31,
	2025		2024		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government service revenue	$108.0	121	$106.3	141	$1.7	(20)

(1)Billable subscriber numbers shown are at the end of the respective period.

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services (EMSS) contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The service fee under the EMSS contract is fixed at $110.5 million per year for the remainder of the term and is not based on subscribers or usage, allowing an unlimited number of users access to these services. Revenue for the year ended December 31, 2025 increased slightly reflecting contractual step ups in the EMSS contract. The EMSS contract expires in September 2026, although based on federal acquisition regulations, the government has the ability to unilaterally extend for an additional six months. We have begun discussions with the U.S. government on a new EMSS contract, which we expect to enter into later in 2026 or in 2027, prior to expiration.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased $10.3 million, or 11%, to $81.1 million for the year ended December 31, 2025 compared to the prior year, primarily due to a decrease in the volume of handset sales and in Short Burst Data device sales, offset in part by an increase in Certus device sales. We expect equipment revenue in 2026 to be in line with 2025.

Engineering and Support Service Revenue

	Year Ended December 31,
	2025	2024	Change
	(In millions)
Commercial	$7.6	$7.3	$0.3
Government	149.0	117.0	32.0
Total	$156.6	$124.3	$32.3

Engineering and support service revenue increased by $32.3 million, or 26%, for the year ended December 31, 2025 compared to the prior year, primarily due to the increased work under certain government projects, predominantly the contract awarded by the Space Development Agency (SDA). We expect engineering and support service revenue to be higher in 2026 than in 2025.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services, and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) increased by $19.4 million, or 11%, for the year ended December 31, 2025 compared to the prior year, primarily as a result of increased work under certain government projects, including the SDA contract, as noted above.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment decreased $2.0 million, or 4%, for the year ended December 31, 2025 compared to the prior year period, primarily due to the decrease in volume of device sales, as described above, offset in part by an increase in inventory reserves associated with revaluation and obsolescence.

Research and Development

Research and development expenses decreased by $8.7 million, or 30%, for the year ended December 31, 2025 compared to the prior year period based on decreased spending on device-related features for our network.

Selling, General and Administrative

Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses decreased by $10.5 million, or 6%, for the year ended December 31, 2025, primarily due to lower equity compensation costs, partially offset by increased professional fees and spend related to our channel partner conference held in March 2025.

Depreciation and Amortization

Depreciation and amortization expense increased by $7.1 million, or 3%, for the year ended December 31, 2025, compared to the prior year, due to increased depreciation resulting from on-orbit spares launched in the second quarter of 2023 being placed into service in 2025 and being depreciated.

Other Expense

Interest Expense, net

Interest expense, net, for the year ended December 31, 2025 was $88.3 million, compared to $91.1 million for the prior year. The decrease resulted primarily from a decrease in the average borrowing rate and the refinancing fees expensed in the prior year that did not recur in 2025, offset in part by the increased average outstanding debt balance in 2025 as compared to the prior year.

Other Income (Expense), net

Other expense, net, was $2.9 million for the year ended December 31, 2025, compared to other income, net of $0.5 million for the prior year, primarily as the result of changes in foreign currency exchange rates.

Income Tax Expense

For the year ended December 31, 2025, our income tax expense was $27.6 million, compared to $12.3 million for the prior year. Our effective tax rate was approximately 19.1% for the year ended December 31, 2025 compared to 11.2% for the prior year. The increase in income tax expense is primarily related to the net impact of (i) an increase in pre-tax book income in the current year compared to the prior year, (ii) a decrease in estimated research and development credits, (iii) an increase in state deferred tax expense, (iv) a decrease in tax benefit from the Foreign Derived Intangible Income deduction, and (v) a decrease in tax expense from nondeductible executive compensation. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly. See Note 12 to our consolidated financial statements for more detail on the individual items impacting our effective tax rate for the years.

Gain (Loss) on Equity Method Investments

For the year ended December 31, 2025, our loss on equity method investments was $2.8 million, compared to a gain of $15.3 million in the prior year. The change is primarily the result of the acquisition of Satelles in 2024, upon which we recorded a $19.8 million gain on our pre-acquisition equity method investment in Satelles, offset in part by the portion of losses recorded on other equity method investments.

Net Income

Net income was $114.4 million for the year ended December 31, 2025, compared to $112.8 million during the prior year. The change in net income primarily resulted from the increase in operating income, primarily driven by increased revenues, offset in part by the change in the equity method investments and an increase in income taxes, as noted above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations, cash and cash equivalents and our Revolving Facility. At December 31, 2025, we had approximately $1.8 billion of indebtedness, consisting of amounts outstanding under the Term Loan, the terms of which are described below. We have $100.0 million of additional borrowing available to us under our Revolving Facility at December 31, 2025. These sources are expected to meet our short-term and long-term liquidity needs, including annual payments for (i) required principal and interest on the Term Loan, which we expect to be $3.4 million, and, based on the current interest rate, approximately $85.0 million, respectively, (ii) capital expenditures in 2026 will be consistent with 2025, (iii) working capital, (iv) potential share repurchases, and (v) anticipated cash dividend payments to holders of our common stock.

As of December 31, 2025, our total cash and cash equivalents balance was $96.5 million, up from $93.5 million as of December 31, 2024. While we generated greater cash flows from operations, and used less cash for share repurchases in 2025 than in 2024, these factors were offset in part by increased capital expenditures.

Term Loan and Revolving Facility

Pursuant to a credit agreement (as amended to date, the “Credit Agreement”), we previously entered into a term loan totaling $1,500.0 million (the “Term Loan”), issued at a price equal to 99.75%, and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The maturity of the Term Loan and Revolving Facility are in September 2030 and September 2028, respectively. During the year ended December 31, 2024, we borrowed an additional $325.0 million under our Term Loan, comprised of $125.0 million on March 25, 2024, issued at a price equal to 99.875% of its face value, and $200.0 million on July 30, 2024, issued at 99.0% of its face value. The additional amounts borrowed are fungible with the original $1,500.0 million, and have the same maturity date, interest rate and other terms.

As of December 31, 2025, we reported an aggregate balance of $1,774.7 million in borrowings under the Term Loan, before $14.2 million of net deferred financing costs, for a net principal balance of $1,760.5 million outstanding in our consolidated balance sheet. In the first half of 2025, we drew $50.0 million under our Revolving Facility for general corporate purposes, all of which was repaid in December 2025, and there were no amounts outstanding as of December 31, 2025.

The proceeds from the March 2024 additional Term Loan were used for the acquisition of Satelles on April 1, 2024. In April 2024, we drew $50.0 million on our Revolving Facility for general corporate purposes, including the funding of repurchases of our common stock. This amount was repaid with the expansion of the Term Loan in July 2024, and there were no amounts outstanding under the Revolving Facility as of December 31, 2024. The remaining proceeds from the July 2024 additional Term Loan have been used for general corporate purposes, including share repurchases. In March and April 2025, the Company drew down $20.0 million and $30.0 million on its Revolving Facility, respectively, for general corporate purposes, all of which was repaid prior to December 31, 2025.

The Term Loan has been repriced on several occasions, most recently in June 2024, and currently bears interest at an annual rate equal to the Secured Overnight Financing Rate (SOFR) plus 2.25%, with a 0.75% SOFR floor. We typically select a one-month interest period, with the result that interest is calculated using one-month SOFR. Interest is paid monthly on the last business day of the month. Principal payments, payable quarterly, equal $18.3 million per annum (one percent of the full principal amount of the Term Loan following the additional Term Loan amounts borrowed in 2024), with the remaining principal due upon maturity. As noted below, no quarterly principal payment has been made after the first quarter in 2025 as a result of the excess cash flow payment made in May 2025.

The Revolving Facility bears interest at an annual rate of SOFR plus 2.5% (but without a SOFR floor) if and as drawn, with no original issue discount, a commitment fee of 0.5% per year on the undrawn amount, which is reduced to 0.375% if we have a consolidated first lien net leverage ratio, as defined in the Credit Agreement, of less than 3.5 to 1.

Our Term Loan contains no financial maintenance covenants. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn, or subject to letter of credit exposure. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. The Company was in compliance with all covenants as of December 31, 2025.

The Credit Agreement restricts our ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization (EBITDA), and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement permits repayment, prepayment, and repricing transactions, subject, in the case of the Term Loan, to a 1% penalty in the event the Term Loan is prepaid or repriced within the first six months from the refinancing date. The Credit Agreement also contains a mandatory prepayment sweep mechanism with respect to a portion of our excess cash flow (as defined in the Credit Agreement) in the event our consolidated first lien net leverage ratio rises above 3.5 to 1. The Company’s mandatory excess cash flow prepayment, as specified in the Credit Agreement, was $28.6 million as of December 31, 2024. This amount was paid in May 2025. As a result, no quarterly principal payment was required for the last three quarters of 2025, and no quarterly principal payment will be required for the first three quarters of 2026. As of December 31, 2025, the Company was below the specified leverage ratio and therefore the mandatory prepayment sweep was not required. The Credit Agreement permits repayment, prepayment and repricing transactions. We were in compliance with all covenants under the Credit Agreement as of December 31, 2025. See Note 6 to

the consolidated financial statements included in this annual report for further discussion of our Term Loan and Revolving Facility.

Derivative Financial Instruments

In July 2021, we entered into an interest rate cap agreement (“Cap”) that began in December 2021. The Cap manages our exposure to interest rate movements on a portion of the Term Loan through November 2026. The Cap, which was not affected by the refinancing of the Term Loan in September 2023 or the 2024 increases and repricing, is designed to mirror the terms of the Term Loan and to offset the cash flows being hedged. We designated the Cap as a cash flow hedge of the variability of the SOFR-based interest payments on the Term Loan. The effective portion of the Cap’s change in fair value is recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged transaction affects earnings.

The Cap provides us the right to receive payment from the counterparty if one-month SOFR exceeds 1.436%. We began paying a fixed monthly premium based on an annual rate of 0.31% for the Cap in December 2021. The Cap carried a notional amount of $1.0 billion as of December 31, 2025 and 2024.

See Note 7 to our consolidated financial statements included in this report for further discussion of our derivative financial instruments.

Total Interest on Debt

Total interest incurred includes amortization of deferred financing fees and capitalized interest. We incurred third-party financing costs of $2.3 million in connection with the expansion of the Term Loan in July 2024, $1.9 million related to the repricing of the Term Loan in June 2024 and $1.6 million in connection with the expansion of the Term Loan in March 2024, substantially all of which we expensed as incurred. Due to the refinancing of the Term Loan in 2023, we incurred third-party financing costs of $15.9 million, of which $14.7 million was expensed. These costs are included within interest expense on the consolidated statements of operations and comprehensive income.

Total interest incurred (net of the Cap) during the years ended December 31, 2025, 2024 and 2023 was $98.1 million, $102.8 million and $102.3 million, respectively. Interest incurred includes amortization of deferred financing fees of $2.9 million, $2.7 million and $4.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Interest capitalized during the years ended December 31, 2025, 2024 and 2023 was $4.6 million, $5.0 million and $5.1 million, respectively. As of December 31, 2025 and 2024, accrued interest on the Term Loan was $0.3 million and $1.0 million, respectively.

U.S. Government
A significant portion of our revenues and cash flow are derived from U.S. government contracts. During 2025, we did not experience delays in receiving payments from U.S. government agencies despite the U.S. government shutdown during the fourth quarter. While none of our contracts were impacted as a result, an extended government shutdown could result in a delay or suspension of funding for our U.S. government contracts and disrupt our cash flows and delay new contract awards.

Contractual Obligations

As of December 31, 2025, we held non-cancelable purchase obligations of approximately $8.4 million for inventory purchases with Benchmark, our primary third-party equipment supplier. Our purchase obligations, all of which are due during 2026, remained relatively consistent, decreasing $0.9 million from the end of 2024.

We also have contractual obligations in the short and long term related to our Term Loan and leases. See Note 6 and Note 10 for more information on these payment obligations by year.

Dividends

On December 8, 2022, our Board of Directors initiated a quarterly dividend. For each quarter through March 2024, our Board of Directors declared and paid a quarterly cash dividend in the amount of $0.13 per share of common stock. The Board of Directors increased the quarterly cash dividend to $0.14 per share of common stock beginning in the second quarter of 2024 and to $0.15 per share of common stock beginning in the third quarter of 2025. Total dividends paid in 2025 were $62.9 million, compared to total dividends in 2024 of $64.7 million. We currently expect that comparable cash dividends will continue to be paid in the future, although future dividends will depend on our earnings, capital requirements, financial conditions and other factors considered relevant by the Board.

Share Repurchases

During the year ended December 31, 2025, we repurchased and subsequently retired 6.8 million shares of our common stock under our previously announced share repurchase program at a total purchase price of approximately $185.0 million. As of December 31, 2025, $245.3 million remained available and authorized for repurchase under this program through December 31, 2027. Effective October 1, 2025, we have paused share repurchases to increase financial flexibility and will continue to evaluate the amount and timing of share repurchases under our share repurchase program, considering, among other factors, general market conditions, capital allocation priorities, general business conditions and other investment opportunities. The repurchase program does not obligate us to repurchase any specific amount of common stock and may be modified, suspended, or discontinued at any time without notice at the discretion of our Board of Directors.

Cash Flows - Comparison of the Years Ended December 31, 2025 and 2024

The following table shows our consolidated cash flows:

	Year Ended December 31,
Statement of Cash Flows	2025	2024	Change
	(in thousands)
Net cash provided by operating activities	$400,073	$375,955	$24,118
Net cash used in investing activities	$(100,280)	$(180,603)	$80,323
Net cash used in financing activities	$(299,910)	$(170,481)	$(129,429)

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2025 increased $24.1 million from the prior year. The changes in operating cash relate primarily to increased net income, as adjusted for non-cash activities, which increased by $33.9 million over the prior year due to a decrease in non-cash income from equity method investments, including the gain on the acquisition of Satelles, and an increase in deferred income taxes. These changes were partially offset by a decrease in working capital of approximately $9.7 million, primarily as a result of timing associated with changes in deferred revenue, accounts receivable and payable.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 decreased $80.3 million from the prior year period primarily as a result of our acquisition of Satelles in 2024, offset in part by an increase in capital expenditures, including costs associated with Iridium NTN Direct, compared to the prior year. We expect our capital expenditures to be comparable to 2025 levels in 2026.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2025 increased $129.4 million compared to the prior year period, primarily due to the additional $325.0 million in borrowings under the Term Loan in the prior year, offset in part by decreased repurchases of our common stock in the current year.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We had an outstanding aggregate balance of $1,774.7 million under the Term Loan as of December 31, 2025. Under our Term Loan, we pay interest at an annual rate equal to SOFR plus 2.25%, with a 0.75% SOFR floor. Accordingly, we have been and continue to be subject to interest rate fluctuations. Our Cap began in December 2021, which manages our exposure to interest rate movements on a notional amount of $1.0 billion of our Term Loan. In 2025, the Cap provided the right for us to receive payment from the counterparty if one-month SOFR exceeded 1.436%. (See Note 7 to the financial statements included in this report for further details on the changes to the Cap.) The interest rate was above the level of the Cap for the full year 2025. For every SOFR increase of 25 basis points above the level of the Cap, we expect our annual interest expense to increase by an additional $2.0 million related to the unhedged portion of the Term Loan.

As of December 31, 2025, our Revolving Facility was undrawn. Accordingly, although the Revolving Facility bears interest at SOFR plus 2.5%, without a SOFR floor, if and as drawn, we are currently not exposed to fluctuations in interest rates with respect to our Revolving Facility.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Iridium Communications Inc. and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimated useful lives of satellites

As discussed in Note 2 to the consolidated financial statements, the Company’s satellites are depreciated using the straight-line method over their respective estimated useful lives, which are currently estimated to be 17.5 years. The Company applied judgment in determining the useful lives based on factors such as engineering data relating to the operation and performance of its satellite network, the Company’s long-term strategy for using the assets, and the manufacturer’s estimated design life for the assets. As discussed in Note 4, as of December 31, 2025, the Company had recorded $1,766,052 thousand in total depreciable property and equipment, net of accumulated depreciation, which included its satellites.

We identified the evaluation of the determination of estimated useful lives of satellites as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the Company’s estimated useful lives of the satellites. Specifically, assessing the factors used to determine the estimated useful lives required subjective auditor judgment due to the degree of uncertainty associated with the outcome of uncertain future events which required forward looking assumptions. Changes to the estimated useful lives of satellites could have a significant impact on the timing of recognition of depreciation expense and hosted payload revenue.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s process to determine the estimated useful lives of its satellites. We evaluated the factors the Company used to determine the estimated useful lives of the satellites by:

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

McLean, Virginia
February 12, 2026

Iridium Communications Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$96,501	$93,526
Accounts receivable, net	93,772	98,803
Inventory	73,764	81,283
Prepaid expenses and other current assets	12,466	19,118
Total current assets	276,503	292,730
Property and equipment, net	1,978,153	2,080,544
Equity method investments	39,773	42,516
Other assets	50,710	66,618
Intangible assets, net	86,928	90,877
Goodwill	98,942	98,186
Total assets	$2,531,009	$2,671,471
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	3,402	33,118
Accounts payable	17,676	19,715
Accrued expenses and other current liabilities	49,465	64,811
Deferred revenue	41,127	51,570
Total current liabilities	111,670	169,214
Long-term secured debt, net	1,757,124	1,757,767
Deferred income tax liabilities, net	130,529	114,140
Deferred revenue, net of current portion	40,316	38,259
Other long-term liabilities	28,770	15,454
Total liabilities	2,068,409	2,094,834
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 104,918 and 110,357 shares issued and outstanding at December 31, 2025 and 2024, respectively	105	110
Additional paid-in capital	880,643	964,348
Accumulated deficit	(418,554)	(406,092)
Accumulated other comprehensive income, net of tax	406	18,271
Total stockholders’ equity	462,600	576,637
Total liabilities and stockholders’ equity	$2,531,009	$2,671,471

See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Services	$633,958	$614,914	$584,454
Subscriber equipment	81,109	91,416	105,136
Engineering and support services	156,592	124,352	101,133
Total revenue	871,659	830,682	790,723

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	197,577	178,140	158,710
Cost of subscriber equipment	50,426	52,427	66,410
Research and development	19,758	28,422	20,269
Selling, general and administrative	157,711	168,182	143,706
Depreciation and amortization	210,207	203,127	320,000
Total operating expenses	635,679	630,298	709,095
Operating income	235,980	200,384	81,628
Other income (expense):
Interest expense, net	(88,252)	(91,134)	(90,387)
Other income (expense), net	(2,915)	534	4,012
Total other expense	(91,167)	(90,600)	(86,375)
Income (loss) before income taxes and equity in net earnings of affiliates	144,813	109,784	(4,747)
Income tax (expense) benefit	(27,618)	(12,259)	26,251
Gain (loss) on equity method investments	(2,823)	15,251	(6,089)
Net income	114,372	112,776	15,415
Weighted average shares outstanding - basic	107,240	118,566	125,598
Weighted average shares outstanding - diluted	107,837	119,792	127,215
Net income attributable to common stockholders per share - basic	$1.07	$0.95	$0.12
Net income attributable to common stockholders per share - diluted	$1.06	$0.94	$0.12

Comprehensive income (loss):
Net income	$114,372	$112,776	$15,415
Foreign currency translation adjustments	3,064	(3,143)	(58)
Unrealized loss on cash flow hedges, net of tax (see Note 7)	(20,929)	(12,493)	(17,598)
Comprehensive income (loss)	$96,507	$97,140	$(2,241)

 See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2022	125,902	$126	$1,124,610	$51,563	$(47,744)	$1,128,555
Stock-based compensation	—	—	64,139	—	—	64,139
Stock options exercised and awards vested	1,788	2	3,956	—	—	3,958
Stock withheld to cover employee taxes	(162)	—	(9,680)	—	—	(9,680)
Repurchases and retirements of common stock	(4,752)	(5)	(43,946)	—	(203,068)	(247,019)
Net income	—	—	—	—	15,415	15,415
Dividends declared	—	—	(49,613)	—	—	(49,613)
Cumulative translation adjustments	—	—	—	(58)	—	(58)
Unrealized loss on cash flow hedges, net of tax	—	—	—	(17,598)	—	(17,598)
Balance at December 31, 2023	122,776	123	1,089,466	33,907	(235,397)	888,099
Stock-based compensation	—	—	68,327	—	—	68,327
Stock options exercised and awards vested	1,761	1	3,440	—	—	3,441
Stock withheld to cover employee taxes	(194)	—	(6,702)	—	—	(6,702)
Repurchases and retirements of common stock	(13,986)	(14)	(124,240)	—	(283,471)	(407,725)
Net income	—	—	—	—	112,776	112,776
Dividends declared	—	—	(65,943)	—	—	(65,943)
Cumulative translation adjustments	—	—	—	(3,143)	—	(3,143)
Unrealized loss on cash flow hedges, net of tax	—	—	—	(12,493)	—	(12,493)
Balance at December 31, 2024	110,357	110	964,348	18,271	(406,092)	576,637
Stock-based compensation	—	—	57,261	—	—	57,261
Stock options exercised and awards vested	2,063	2	1,124	—	—	1,126
Stock withheld to cover employee taxes	(668)	—	(18,683)	—	—	(18,683)
Repurchases and retirements of common stock	(6,834)	(7)	(59,634)	—	(126,834)	(186,475)
Net income	—	—	—	—	114,372	114,372
Dividends declared	—	—	(63,773)	—	—	(63,773)
Cumulative translation adjustments	—	—	—	3,064	—	3,064
Unrealized loss on cash flow hedges, net of tax	—	—	—	(20,929)	—	(20,929)
Balance at December 31, 2025	104,918	$105	$880,643	$406	$(418,554)	$462,600

See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$114,372	$112,776	$15,415
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	22,167	6,560	(31,828)
Depreciation and amortization	210,207	203,127	320,000
Stock-based compensation (net of amounts capitalized)	51,579	63,457	57,455
Amortization of deferred financing fees	2,784	2,523	3,739
(Gain) loss on equity method investments	2,823	(15,251)	6,089
All other items, net	3,829	715	732
Changes in operating assets and liabilities:
Accounts receivable	5,577	(6,366)	(9,538)
Inventory	4,706	9,822	(50,958)
Prepaid expenses and other current assets	7,368	(2,985)	(1,153)
Other assets	6,379	5,543	3,019
Accounts payable	(4,705)	(18,808)	2,759
Accrued expenses and other current liabilities	(12,173)	9,790	4,899
Deferred revenue	(10,238)	6,845	(2,961)
Other long-term liabilities	(4,602)	(1,793)	(2,756)
Net cash provided by operating activities	400,073	375,955	314,913

Cash flows from investing activities:
Capital expenditures	(100,280)	(69,890)	(73,487)
Investment in related parties	—	—	(10,000)
Acquisition of Satelles, Inc., net of cash acquired	—	(110,713)	—
Net cash used in investing activities	(100,280)	(180,603)	(83,487)

Cash flows from financing activities:
Borrowings under the Term Loan	—	419,783	63,940
Payments on the Term Loan	(33,024)	(114,194)	(72,315)
Borrowings under the Revolving Credit Facility	50,000	—	—
Payments on the Revolving Credit Facility	(50,000)	—	—
Repurchases of common stock	(186,475)	(407,725)	(247,019)
Payment of deferred financing fees	—	(345)	(1,162)
Proceeds from exercise of stock options	1,126	3,441	3,958
Tax payments upon settlement of stock awards	(18,683)	(6,702)	(9,680)
Payment of common stock dividends	(62,854)	(64,739)	(64,774)
Net cash used in financing activities	(299,910)	(170,481)	(327,052)

Effect of exchange rate changes on cash and cash equivalents	3,092	(3,215)	(1,274)
Net increase (decrease) in cash and cash equivalents and restricted cash	2,975	21,656	(96,900)
Cash, cash equivalents and restricted cash, beginning of period	93,526	71,870	168,770
Cash, cash equivalents and restricted cash, end of period	$96,501	$93,526	$71,870

See notes to consolidated financial statements
Iridium Communications Inc.
Consolidated Statements of Cash Flows, continued
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$90,157	$95,311	$91,936
Income taxes paid, net	$7,007	$5,248	$4,225

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid for yet	$10,945	$13,169	$7,070
Capitalized stock-based compensation	$5,682	$4,870	$6,684
Dividends accrued on common stock	$3,454	$2,535	$1,315

See notes to consolidated financial statements

Iridium Communications Inc.
Notes to Consolidated Financial Statements
December 31, 2025

1. Organization and Business

Iridium Communications Inc. (the “Company”), a Delaware corporation, offers global voice, data and positioning, navigation and timing (“PNT”) satellite services to businesses, U.S. and international government agencies and other customers. The Company is a provider of its satellite services via a constellation of low earth orbiting satellites. The Company holds various licenses and authorizations from the U.S. Federal Communications Commission (the “FCC”) and from international and foreign regulatory bodies that permit the Company to conduct its business, including the operation of its satellite constellation.

The Company’s operations are conducted through, and its operating assets are owned by, its principal operating subsidiary, Iridium Satellite LLC (“Iridium Satellite”), Iridium Satellite’s immediate parent, Iridium Holdings LLC, and their subsidiaries, resulting in no material differences between the information presented in these consolidated financial statements and the financial information of Iridium Holdings, Iridium Satellite and their subsidiaries, on a consolidated basis.

2. Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The Company has prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of (i) the Company, (ii) its wholly owned subsidiaries, and (iii) all less than wholly owned subsidiaries that the Company controls. All material intercompany transactions and balances have been eliminated. The Company has reclassified certain items in the consolidated financial statements for the prior periods to be comparable with the classification for the year ended December 31, 2025. These reclassifications had no effect on previously reported net income.

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

Adopted and Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. During the year ended December 31, 2025, the Company adopted ASU 2023-09, as required, the effects of which are presented in Note 12. Adoption of ASU 2023-09 affects only the Company’s disclosures and does not impact results of operations or financial condition.

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

The fair value estimates are based upon certain market assumptions and information available to the Company. The carrying values of the following financial instruments approximated their fair values as of December 31, 2025 and 2024: cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2. In determining fair value of Level 2 assets, the Company uses a market approach utilizing valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are subject to late fee penalties. Management develops its estimate of an allowance for uncollectible receivables based on the Company’s experience with specific customers, aging of outstanding invoices, its understanding of customers’ current economic circumstances and its own judgment as to the likelihood that the Company will ultimately receive payment. The Company writes off its accounts receivable when balances ultimately are deemed uncollectible. The allowance for doubtful accounts was not material as of December 31, 2025 and 2024.

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

The Company’s expense for excess and obsolete inventory was not material during the years ended December 31, 2025, 2024 or 2023.

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

The following table summarizes the Company’s inventory balance:

	December 31,
	2025	2024
	(In thousands)
Finished goods	$52,352	$52,496
Raw materials	22,431	29,605
Inventory valuation reserve	(1,019)	(818)
Total	$73,764	$81,283

The Company’s raw materials balance includes $19.6 million and $21.2 million at December 31, 2025 and December 31, 2024, respectively, of inventory held on consignment at third-party manufacturers.

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

	As of and For Year Ended December 31,
	2025	2024
	(In thousands)
Property and equipment, net	$5,221	$4,393
Inventory	461	477
Cost of subscriber equipment	25	35
Cost of services (exclusive of depreciation and amortization)	20,387	16,122
Research and development	1,809	1,664
Selling, general and administrative	29,358	45,636
Total stock-based compensation	$57,261	$68,327

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

Derivative Financial Instruments

The Company uses derivatives to manage its exposure to fluctuating interest rate risk on variable rate debt. Its derivatives are measured at fair value and are recorded on the consolidated balance sheets within other assets and other current liabilities. When the Company’s derivatives are designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in accumulated other comprehensive income (loss) within the Company’s consolidated balance sheets and subsequently recognized in earnings when the hedged items impact earnings. Any ineffective portion of a derivative’s change in fair value will be recognized in earnings in the same period in which the hedged interest payments affect earnings. Within the consolidated statements of operations and comprehensive income, the gains and losses related to cash flow hedges are recognized within interest expense, net, as this is the same financial statement line item associated with the hedged items. Cash flows from hedging activities are included in operating activities within the Company’s consolidated statements of cash flows, which is the same category as the item being hedged. See Note 7 for further information.

Long-Lived Assets

The Company assesses its long-lived assets for impairment when indicators of impairment exist. Recoverability of assets is measured by comparing the carrying amounts of the assets to the future undiscounted cash flows expected to be generated by the assets. Any impairment loss would be measured as the excess of the assets’ carrying amount over their fair value.

Intangible Assets and Goodwill

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

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The Company’s goodwill is attributable primarily to expected synergies and the assembled workforce of Satelles, Inc. Goodwill is not amortized, but is tested for impairment at the reporting unit level, at least annually, during the fourth quarter, or more frequently if indicators of potential impairment exist.

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

The Company can use a qualitative test, known as “Step 0,” or a quantitative method to determine whether impairment has occurred. Under the Step 0 test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the Step 1 quantitative test is necessary.

In 2025, the Company elected to implement Step 0 and was not required to conduct the quantitative analysis. As noted, goodwill was recorded in 2024, upon the acquisition of Satelles, Inc. No impairment was recorded during 2025 or 2024.

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

Services sold to the U.S. government

The Company provides airtime and airtime support to U.S. government and other authorized customers pursuant to the Enhanced Mobile Satellite Services (“EMSS”) contract. Under the terms of this agreement, authorized customers continue to utilize airtime services, provided through the U.S. government’s dedicated gateway. These services include unlimited global standard and secure voice, low and high-speed data, paging, broadcast and Distributed Tactical Communications Services (“DTCS”) services for an unlimited number of Department of War (“DoW”) (previously referred to as Department of Defense) and other federal subscribers. Under this contract, revenue is based on the annual fee for the fixed-price contract with unlimited subscribers and is recognized on a straight-line basis over each contractual year, with equal payments submitted monthly. The U.S. government purchases its subscriber equipment from third-party distributors and not directly from the Company.

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

Advertising Costs

Costs associated with advertising and promotions are expensed as incurred. Advertising expenses were $1.4 million, $1.3 million and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

3. Cash and Cash Equivalents

Cash and Cash Equivalents

The following table summarizes the Company’s cash and cash equivalents:

	December 31,		Recurring Fair Value Measurement
	2025	2024
	(In thousands)
Cash and cash equivalents:
Cash	$24,260	$16,913
Money market funds	72,241	76,613	Level 2
Total cash and cash equivalents	$96,501	$93,526

4. Property and Equipment

The following table presents the composition of property and equipment:

		December 31,
	Useful Life	2025	2024
		(In thousands)
Satellite system	17.5 years	$3,379,167	$3,242,845
Ground system	5-7 years	83,935	76,994
Equipment	3-5 years	58,144	55,041
Internally developed software and purchased software	3-7 years	401,479	369,080
Building and leasehold improvements	5-39 years	39,049	39,157
Total depreciable property and equipment		3,961,774	3,783,117
Less: accumulated depreciation		(2,195,722)	(1,991,387)
Total depreciable property and equipment, net of accumulated depreciation		1,766,052	1,791,730
Land		8,037	8,037
Construction-in-process:
Spare satellites		45,441	181,762
Other construction-in-process		158,623	99,015
Total property and equipment, net of accumulated depreciation		$1,978,153	$2,080,544

Other construction-in-process consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Internally developed and purchased software	$123,844	$80,665
Equipment	3,684	5,896
Ground system	20,610	12,402
Building and leasehold improvements	10,485	52
Total other construction-in-process	$158,623	$99,015

Depreciation expense was $206.3 million, $195.9 million and $318.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. See “Property and Equipment” in Note 2 above for more information with respect to changes in depreciation expense incurred.

5. Intangible Assets and Goodwill

Intangible Assets

The following table presents identifiable intangible assets:

	December 31, 2025
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(11,854)	4,585
Patents	14 - 20 years	587	(249)	338
Customer Relationships	12 years	57,000	(10,220)	46,780
Total		74,026	(22,323)	51,703
Total intangible assets		$109,251	$(22,323)	$86,928

	December 31, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(11,420)	5,019
Patents	14 - 20 years	587	(209)	378
Customer Relationships	12 years	57,000	(6,745)	50,255
Total		74,026	(18,374)	55,652
Total intangible assets		$109,251	$(18,374)	$90,877

Amortization expense was $3.9 million, $7.2 million and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table presents future amortization expense with respect to intangible assets existing at December 31, 2025, by year and in the aggregate:

Year ending December 31,	Amount
(In thousands)
2026	$8,523
2027	6,815
2028	7,252
2029	5,988
2030	5,153
Thereafter	17,972
Total estimated future amortization expense	$51,703

Goodwill

As of December 31, 2025 and 2024, the Company's goodwill balance was $98.9 million and $98.2 million, respectively. The goodwill balance was a result of the acquisition of Satelles, Inc.

6. Debt

Term Loan and Revolving Facility

Pursuant to a credit agreement (as amended to date, the “Credit Agreement”), the Company previously entered into a term loan totaling $1,500.0 million (as so amended and restated, the “Term Loan”), issued at a price equal to 99.75% of its face value, and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The maturity of the Term Loan and Revolving Facility are in September 2030 and September 2028, respectively. During the year ended December 31, 2024, the Company borrowed an additional $325.0 million under its Term Loan, comprised of $125.0 million on March 25, 2024, issued at a price equal to 99.875% of its face value, and $200.0 million on July 30, 2024, issued at 99.0% of its face value. The additional amounts borrowed are fungible with the original $1,500.0 million and have the same maturity date, interest rate and other terms.

The proceeds from the March 2024 Term Loan were used for the acquisition of Satelles, Inc. on April 1, 2024. In April 2024, the Company drew down $50.0 million on its Revolving Facility for general corporate purposes, including the funding of repurchases of its common stock. This amount was repaid with the expansion of the Term Loan in July 2024, and there were no amounts outstanding under the Revolving Facility as of December 31, 2024. The remaining proceeds from the July 2024 additional Term Loan were used for general corporate purposes, including repurchases of common stock. In March and April 2025, the Company drew down $20.0 million and $30.0 million on its Revolving Facility, respectively, for general corporate purposes, all of which was repaid prior to December 31, 2025.

The Term Loan has been repriced on several occasions, most recently in June 2024, and currently bears interest at an annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 2.25%, with a 0.75% SOFR floor. The Company typically selects a one-month interest period, with the result that interest is calculated using one-month SOFR. Interest is paid monthly on the last business day of the month. Principal payments, payable quarterly, equal $18.3 million per annum (one percent of the full principal amount of the Term Loan following the additional Term Loan amounts borrowed in 2024), with the remaining principal due upon maturity. As noted below, no quarterly principal payment has been made after the first quarter in 2025 as a result of the excess cash flow payment made in May 2025.

The Revolving Facility bears interest at an annual rate of SOFR plus 2.5% (but without a SOFR floor) if and as drawn, with no original issue discount, a commitment fee of 0.5% per year on the undrawn amount, which is reduced to 0.375% if the Company has a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of less than 3.5 to 1.

As of December 31, 2025 and 2024, the Company reported an aggregate of $1,774.7 million and $1,807.7 million in borrowings under the Term Loan, respectively. These amounts do not include $14.2 million and $16.9 million of net unamortized deferred financing costs as of December 31, 2025 and 2024, respectively. The net principal balance in borrowings in the accompanying consolidated balance sheets as of December 31, 2025 and 2024 amounted to $1,760.6 million and $1,790.9 million, respectively. As of December 31, 2025 and 2024, based upon over-the-counter bid levels (Level 2 - market approach), the fair value of the borrowings under the Term Loan was $1,734.8 million and $1,802.1 million, respectively. The Company had no outstanding borrowings under the Revolving Facility as of December 31, 2025 or 2024.

The Credit Agreement restricts the Company’s ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement also contains an annual mandatory prepayment sweep mechanism with respect to a portion of the Company’s excess cash flow (as defined in the Credit Agreement) in the event the Company’s net leverage ratio rises above 3.5 to 1. The Company’s mandatory excess cash flow prepayment, as specified in the Credit Agreement, was $28.6 million as of December 31, 2024. This amount was paid in May 2025. As a result, no quarterly principal payment was required for the last three quarters of 2025, and no quarterly principal payment will be required for the first three quarters of 2026. As of December 31, 2025, the Company was below the specified leverage ratio and therefore the mandatory prepayment sweep was not required. The Credit Agreement permits repayment, prepayment and repricing transactions.

The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. The Company was in compliance with all covenants as of December 31, 2025.

Interest on Debt

Total interest incurred includes amortization of deferred financing fees and capitalized interest. The Company incurred third-party financing costs of $2.3 million in connection with the expansion of the Term Loan in July 2024, $1.9 million related to the repricing of the Term Loan in June 2024 and $1.6 million in connection with the expansion of the Term Loan in March 2024, substantially all of which were expensed as incurred. The Company also incurred $15.9 million in connection with the refinancing of the Term Loan in September 2023, of which $14.7 million was expensed. All amounts expensed are included within interest expense on the consolidated statements of operations and comprehensive income. There were no such expenses in 2025. The following table presents the interest and amortization of deferred financing fees related to the Term Loan:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Total interest incurred	$98,128	$102,758	$102,321
Amortization of deferred financing fees	$2,922	$2,660	$3,958
Capitalized interest	$4,599	$5,042	$5,086

Accrued interest under the Term Loan was $0.3 million as of each of December 31, 2025 and 2024.

Total Debt

The following table presents future minimum principal repayments with respect to the Term Loan existing at December 31, 2025, by year:

Year ending December 31,	Amount
(In thousands)
2026	$3,402
2027	18,260
2028	18,260
2029	18,260
2030	1,716,538
Total debt commitments	1,774,720
Less: Original issuance discount	14,194
Less: Total short-term debt	3,402
Total long-term debt, net	$1,757,124

The table above reflects the cash flow sweep amount paid in 2025 with respect to 2024 excess cash, covering partial payments through a portion of 2026. The schedule excludes future amounts that may be required to be prepaid pursuant to the excess cash flow sweep provision of the Credit Agreement, as those amounts are not determinable in advance.

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

Interest Rate Cap

In July 2021, the Company entered into the Cap, which had an effective date of December 2021. The Cap manages the Company’s exposure to interest rate movements on a portion of the Term Loan through November 2026. The Cap, as modified to date, currently provides the Company with the right to receive payment from the counterparty if one-month SOFR exceeds 1.436%. The Company pays a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1.0 billion as of December 31, 2025 and 2024.

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

Fair Value of Derivative Instruments

As of December 31, 2025 and 2024, the Company had an asset balance of $17.0 million and $47.3 million, respectively, for the fair value of the Cap, and a liability balance of $2.6 million and $5.6 million, respectively, for the fair value of the Cap premium. Both the Cap and the Cap premium are recorded within other assets on the consolidated balance sheet.

During each of the years ended December 31, 2025, 2024 and 2023 the Company collectively incurred $3.3 million in net interest expense for the cost of the interest rate hedges. Interest expense was reduced by $28.5 million, $38.2 million and $36.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, for payments received related to the Cap. Gains and losses resulting from fair value adjustments to the Cap are recorded within accumulated other comprehensive income within the Company’s consolidated balance sheet and reclassified to interest expense on the dates that interest payments become due. Cash flows related to the derivative contracts are included in cash flows from operating activities on the consolidated statements of cash flows. Over the next 12 months, the Company expects any gains or losses for cash flow hedges amortized from accumulated other comprehensive income (loss) into earnings to have an immaterial impact on the Company’s consolidated financial statements.

The following table presents the amount of unrealized gain or loss and related tax impact associated with the derivative instruments that the Company recorded in its consolidated statements of operations and comprehensive income:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Unrealized loss, net of tax	$(20,929)	$(12,493)	$(17,598)
Tax benefit	$6,308	$3,688	$5,379

8. Equity Transactions

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, there were no outstanding shares of preferred stock, as all previously designated and issued preferred stock was converted into common stock in prior periods.

Dividends

Stockholders are entitled to receive, when and if declared by the Company’s Board of Directors from time to time, such dividends and other distributions in cash, stock or property from the Company’s assets or funds legally and contractually available for such purposes. In December 2022, the Company’s Board of Directors initiated a quarterly dividend. The Company paid dividends of $0.13 per share of common stock for the first quarter of 2024. The Company paid dividends of $0.14 per share of common stock for each of the quarters ended June 30, September 30 and December 31, 2024 and March 31 and June 30, 2025. The Company paid dividends of $0.15 per share of common stock for each of the quarters ended September 30, and December 31, 2025. The dividends resulted in total payments of $62.9 million and $64.7 million during the years ended 2025 and 2024, respectively. The Company’s liability related to dividends on common stock was $3.5 million and $2.5 million as of December 31, 2025 and 2024, respectively.

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

The Company repurchased and subsequently retired 6.8 million, 14.0 million and 4.8 million shares of its common stock during the years ended December 31, 2025, 2024 and 2023, respectively, for a total purchase price of $185.0 million, $403.8 million and $244.6 million, respectively, exclusive of $1.5 million, $3.6 million, and $1.4 million of excise taxes incurred in the year ended December 31, 2025, 2024 and 2023, respectively. In addition, in December 2023, the Company repurchased 26,000 shares for $1.0 million, which were settled and retired in January 2024. As such, these shares were recorded as treasury stock as of December 31, 2023. As of December 31, 2025, $245.3 million remained available and authorized for repurchase under this program. During the fourth quarter of 2025, the Company paused share repurchases to increase financial flexibility.

9. Revenue

The following table summarizes the Company’s services revenue:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Commercial services:
Voice and data	$232,237	$226,197	$219,242
IoT data	181,380	166,166	141,036
Broadband	50,720	56,095	57,878
Hosted payload and other data(1)	61,586	60,160	60,298
Total commercial services	525,923	508,618	478,454
Government services	108,035	106,296	106,000
Total services	$633,958	$614,914	$584,454
(1)    Includes immaterial revenue related to the Company’s operating leases in which it is a lessor (see Note 10 for additional information).

The following table summarizes the Company’s engineering and support services revenue:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Commercial	$7,597	$7,307	$11,050
Government	148,995	117,045	90,083
Total	$156,592	$124,352	$101,133

The Company’s contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond a year is immaterial to the financial statements.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $52.1 million, $36.9 million and $31.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed:

	Year Ended December 31,
	2025	2024
	(In thousands)
Contract Assets:
Commissions	$1,603	$1,058
Other contract costs	$1,626	$1,798

10. Leases

The Company has operating leases for land, office space, satellite network operations center (“SNOC”) facilities, system gateway facilities, a warehouse and a distribution center. The Company also has operations and maintenance (“O&M”) agreements that include leases associated with two teleport network facilities. Some of the Company’s leases include options to extend the leases for up to 12 years. The Company does not include term extension options as part of its present value calculation of lease liabilities unless it is reasonably certain to exercise those options. As of December 31, 2025, the Company’s weighted-average remaining lease term relating to its operating leases was 9.6 years, and the weighted-average discount rate used to calculate the operating lease liability payment was 6.8%.

The following table summarizes the Company’s lease-related assets and liabilities:

Leases	Classification	December 31, 2025	December 31, 2024
		(In thousands)
Operating lease assets
Noncurrent	Other assets	$27,147	$14,285
Total lease assets		$27,147	$14,285

Operating lease liabilities
Current	Accrued expenses and other current liabilities	$4,069	$5,043
Noncurrent	Other long-term liabilities	$26,333	11,059
Total lease liabilities		$30,402	$16,102

During the years ended December 31, 2025, 2024 and 2023, the Company incurred lease expense of $5.7 million, $6.0 million and $5.2 million, respectively. A portion of lease expense during these comparable periods was derived from leases that were not included within the ROU asset and liability balances shown above as they had terms shorter than twelve months and were therefore excluded from balance sheet recognition under ASU 2016-02, Leases.

The following table presents future payment obligations with respect to the Company’s operating leases in which it was the lessee at December 31, 2025, by year and in the aggregate:

Year Ending December 31,	Amount
(In thousands)
2026	$4,648
2027	3,915
2028	4,202
2029	4,962
2030	4,162
Thereafter	23,205
Total lease payments	45,094
Less effects of discounting	(14,692)
Discounted lease liability	$30,402

Lessor Arrangements

Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 13) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the estimated useful lives of the satellites, which is now approximately 17.5 years, prospectively from the change in estimated useful lives of the satellites that occurred in the fourth quarter of 2023. Lease income related to these agreements for the years ended December 31, 2025, 2024 and 2023 was $12.4 million, $12.4 million and $19.2 million, respectively. The decrease in 2024 and 2025 as compared to 2023 was solely the result of the timing of the change in estimated useful life of the satellites. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s consolidated statements of operations and comprehensive income.

The following table presents future income, after giving effect to the extension of estimated useful lives of the satellites, with respect to the Company’s operating leases in which it was the lessor at December 31, 2025, by year and in the aggregate:

Year Ending December 31,	Amount
(In thousands)
2026	$12,391
2027	12,391
2028	12,391
2029	12,391
2030	12,391
Thereafter	57,693
Total lease income	$119,648

11. Stock-Based Compensation

In May 2023, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of December 31, 2025, the remaining aggregate number of shares of the Company’s common stock available for future grants under the Amended 2015 Plan was 9,068,350. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also referred to as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at estimated fair value.

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

The following table summarizes the Company’s RSU activity:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2022	2,970	$31.60
Granted	1,184	$57.85
Forfeited	(76)	$46.02
Released	(1,283)	$36.02
Outstanding at December 31, 2023	2,795	$40.24
Granted	2,613	$30.05
Forfeited	(134)	$36.85
Released	(1,404)	$42.72
Outstanding at December 31, 2024	3,870	$32.56
Granted	2,350	$29.77
Forfeited	(222)	$36.77
Released	(1,949)	$35.19
Outstanding at December 31, 2025	4,049	$29.45
Vested and unreleased at December 31, 2025 (1)	564
(1)     These RSUs were granted to the Company’s Board of Directors as a part of their compensation for board and committee service and had vested but had not yet settled, meaning that the underlying shares of common stock had not been issued and released.

As of December 31, 2025, the total unrecognized cost related to non-vested RSUs was approximately $38.9 million. This cost is expected to be recognized over a weighted-average period of 0.9 years. The Company recognized $51.6 million, $63.5 million and $57.5 million of stock-based compensation expense related to RSUs in the years ended December 31, 2025, 2024 and 2023, respectively.

Service-Based RSUs

The majority of the annual compensation the Company provides to non-employee members of its Board of Directors is paid in the form of RSUs. In addition, some members of the Company’s Board of Directors elect to receive their cash retainers, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 89,000, 60,000 and 55,000 service-based RSUs were granted to the Company’s non-employee directors as a result of these payments and elections during the years ended December 31, 2025, 2024 and 2023, respectively, with an estimated grant date fair value of $2.5 million, $1.9 million and $2.9 million, respectively.

During the years ended December 31, 2025, 2024 and 2023, the Company granted approximately 1,448,000, 1,691,000 and 746,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $41.7 million, $49.9 million and $43.0 million, respectively.
During the years ended December 31, 2025, 2024 and 2023, the Company granted approximately 9,000, 14,000 and 1,000 service-based RSUs, respectively, to non-employee consultants, with an estimated grant date fair value of $0.2 million, $0.8 million and $0.1 million, respectively.

Performance-Based RSUs

In March 2025, 2024 and 2023, the Company awarded approximately 534,000, 461,000 and 193,000 performance-based RSUs, respectively, to the Company’s executives and employees (the “Bonus RSUs”), with an estimated grant date fair value of $16.9 million, $13.7 million and $11.9 million, respectively. Vesting of the Bonus RSUs is and was dependent upon the Company’s achievement of defined performance goals for the respective fiscal year in which the Bonus RSUs were granted. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Management believes it is probable that substantially all of the 2025 Bonus RSUs will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s Board of Directors and, if such goals are achieved, the 2025 Bonus RSUs will vest, subject to continued employment, in March 2026. Substantially all of the Bonus RSUs awarded in 2024 and 2023 vested in March 2025 and March 2024, respectively, upon the determination of the level of achievement of the respective performance goals.

Additionally, during 2025, 2024 and 2023, the Company awarded approximately 269,000, 303,000 and 134,000 performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”). The estimated aggregate grant date fair value of the Executive RSUs for the 2025, 2024 and 2023 grants was $8.5 million, $9.0 million and $8.2 million, respectively. Vesting of the Executive RSUs is dependent upon the Company’s achievement of defined performance goals over a two-year period (the year of grant and the following year). The vesting of Executive RSUs will ultimately range from 0% to 200% of the number of shares underlying the Executive RSUs granted based on the level of achievement of the performance goals.

If the Company achieves the performance goals for the Executive RSUs at the end of the two-year performance period, 50% of the number of Executive RSUs earned based on performance will then vest on the second anniversary of the grant date, and the remaining 50% will then vest on the third anniversary of the grant date, in each case subject to the executive’s continued service as of the vesting date. In March 2025, approximately 23,000 shares underlying Executive RSUs granted in March 2023 were forfeited as a result of performance targets not being fully achieved for the performance period ended December 31, 2024. In March 2024 and 2023, the Company awarded approximately 83,000 and 55,000 additional shares related to performance-based RSUs granted to the Company’s executives for over-achievement of performance targets for the Executive RSUs with a performance period that ended December 31, 2023 and 2022, respectively.

12. Income Taxes

The following table presents U.S. and foreign components of income (loss) before income taxes:

	Year Ended December 31,
	2025	2024	2023
		(In thousands)
U.S. income (loss)	$143,779	$106,340	$(10,596)
Foreign income	1,034	3,444	5,849
Total income (loss) before income taxes	$144,813	$109,784	$(4,747)

The following table summarizes the components of the Company’s income tax provision:

	Year Ended December 31,
	2025	2024	2023
		(In thousands)
Current taxes:
Federal tax expense	$1,372	$1,128	$—
State tax expense	2,104	1,731	1,032
Foreign tax expense	1,975	2,840	4,545
Total current tax expense	5,451	5,699	5,577
Deferred taxes:
Federal tax expense (benefit)	20,603	10,524	(31,311)
State tax expense (benefit)	1,339	(3,542)	(226)
Foreign tax expense (benefit)	225	(422)	(291)
Total deferred tax expense (benefit)	22,167	6,560	(31,828)
Total income tax expense (benefit)	$27,618	$12,259	$(26,251)

The following table presents a reconciliation of the U.S. federal statutory income tax expense to the Company’s effective income tax provision after the adoption of ASU 2023-09. Any amounts that do not have a meaningful impact on this reconciliation are not separately disclosed.

	Year Ended December 31,
	2025
	(In thousands)
	Amount	Rate
U.S. federal statutory tax rate	$30,411	21.0%
State & local taxes, net of federal income tax effect (1)	3,001	2.1%
Foreign tax effects	2,352	1.6%
Effect of cross-border tax
Foreign-derived intangible income	(4,027)	(2.8)%
Tax credits
Research and development tax credits	(5,470)	(3.8)%
Foreign tax credits	(2,408)	(1.7)%
Nontaxable/Nondeductible items	389	0.3%
Unrecognized Tax Benefits (UTBs)	493	0.3%
Other adjustments
Equity compensation	2,414	1.7%
Other	463	0.4%
Total income tax expense (benefit)	$27,618	19.1%
(1) For 2025, state taxes in Virginia made up the majority (greater than 50%) of the tax effect in this category.

The following table presents a reconciliation of the U.S. federal statutory income tax expense to the Company’s effective income tax provision prior to the adoption of ASU 2023-09. Any amounts that do not have a meaningful impact on this reconciliation are not separately disclosed.

	Year Ended December 31,
	2024	2023
	(In thousands)
Expected tax expense (benefit) at U.S. federal statutory tax rate	$23,054	$(997)
State tax expense (benefit), net of federal effect	(1,999)	927
State tax valuation allowance	(175)	(338)
Equity-based compensation	2,876	(10,234)
Limitation on executive compensation deduction	3,535	4,011
Other nondeductible items	430	114
Tax credits	(13,321)	(21,817)
Foreign taxes	2,563	3,570
Foreign derived intangible income	(5,240)	—
Other adjustments	536	(1,487)
Total income tax expense (benefit)	$12,259	$(26,251)

The following table presents the components of deferred tax assets and liabilities:

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets
Long-term contracts	$50,415	$50,878
Federal, state and foreign net operating losses, other carryforwards and tax credits	256,875	306,701
Other	29,536	27,107
Total deferred tax assets	336,826	384,686
Valuation allowance	(32,941)	(32,882)
Net deferred tax assets	303,885	351,804
Deferred tax liabilities
Fixed assets, intangibles and research and development expenditures	(366,322)	(385,972)
Investment in joint venture	(54,913)	(64,071)
Other	(11,124)	(14,063)
Total deferred tax liabilities	(432,359)	(464,106)
Net deferred income tax liabilities	$(128,474)	$(112,302)

Pursuant to ASC 740, Income Taxes, the Company nets deferred tax assets and liabilities within the same jurisdiction. As of December 31, 2025, the Company had a net deferred tax asset of $2.1 million that is included in other assets on the balance sheet and a net deferred tax liability of $130.5 million.

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

The Company had deferred tax assets related to cumulative U.S. federal net operating loss carryforwards and interest expense carryforwards of approximately $155.7 million and $209.9 million as of December 31, 2025 and 2024, respectively. The 2017 U.S. federal net operating loss carryforward, if not utilized, will expire in 2037. The Company believes that the 2017 U.S. federal net operating losses will be utilized before the expiration date and, as such, no valuation allowance has been established for this deferred tax asset. U.S. federal net operating loss carryforwards for 2018 and thereafter and interest expense carryforwards do not expire. The Company had deferred tax assets related to the state net operating loss carryforwards of approximately $50.7 million and $55.9 million as of December 31, 2025 and 2024, respectively. The Company does not expect to fully utilize all of its state net operating losses within the respective carryforward periods and as such reflects a partial valuation allowance of $32.6 million and $32.8 million as of December 31, 2025 and 2024, respectively, against these deferred tax assets on its consolidated balance sheets. The Company had deferred tax assets related to the foreign net operating loss carryforwards of approximately $0.4 million for each of December 31, 2025 and 2024. The Company does not expect to fully utilize all of its foreign net operating losses within the carryforward periods. As such, the Company had recorded a partial valuation allowance of $0.1 million for each of December 31, 2025 and 2024, against these deferred tax assets on its consolidated balance sheets. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates.

The Company had approximately $45.3 million and $42.3 million of deferred tax assets related to research and development tax credits as of December 31, 2025 and 2024, respectively, that expire in various amounts from 2034 through 2045. As of December 31, 2025 and 2024, the Company established a reserve of approximately $3.9 million and $3.5 million on its estimate of R&D credits, respectively. The Company had approximately $7.0 million and $7.9 million of deferred tax assets related to foreign tax credits as of December 31, 2025 and 2024, respectively, that expire in various amounts through 2035. There was no valuation allowance on foreign tax credits as of December 31, 2025 and 2024.

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

The following table presents the actual cash taxes paid by the Company after the adoption of ASU 2023-09.

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Federal Income Taxes Paid	$2,190	$800	$—
State Income Taxes Paid
California	410	*	*
Illinois	531	304	*
Maine	521	*	266
Virginia	838	845	537
Other jurisdictions	469	926	661
Total State Income Taxes Paid	2,769	2,075	1,464
Foreign Income Taxes Paid
Brazil	1,494	1,160	1,875
Russia	470	1,092	646
Other foreign jurisdictions	84	121	240
Total Foreign Income Taxes Paid	2,048	2,373	2,761
Total Income Taxes Paid/Refund	$7,007	$5,248	$4,225
*The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

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

The Company had unrecognized tax benefits of approximately $3.9 million as of December 31, 2025 primarily due to U.S. tax credits from prior periods. There were unrecognized tax benefits of approximately $3.5 million as of December 31, 2024. Any changes in the next twelve months are not anticipated to have a significant impact on the results of operations, financial position or cash flows of the Company. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2025 and 2024, there were no interest and penalties on unrecognized tax benefits. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits which includes related interest and penalties:

	Year Ended December 31,
	2025	2024
	(In thousands)
Balance at January 1,	$3,454	$2,398
Change attributable to tax positions taken in a prior period	30	500
Change attributable to tax positions taken in the current period	463	556
Balance at December 31,	$3,947	$3,454

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns from 2011 to 2024 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2016 to 2024 remain subject to examination by tax authorities.

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

In June 2022, the Company entered into a subscription agreement with Aireon Holdings and invested $50.0 million in exchange for an approximately 6% preferred membership interest. The Company’s investment in Aireon Holdings is accounted for as an equity method investment. The carrying value of the Company’s investment in Aireon Holdings was $38.5 million and $41.5 million as of December 31, 2025 and 2024, respectively. The investments by the Company prior to June 2022 had previously been written down to a carrying value of zero.

At each of December 31, 2025 and 2024, the Company’s fully diluted ownership stake in Aireon Holdings was approximately 39.5%, which is subject to partial future redemption under provisions contained in the Aireon Holdings LLC Agreement.

Under the agreements with Aireon, Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $126.5 million had been paid as of December 31, 2025. These fees are recognized over the estimated useful lives of the satellites, which is expected to result in revenue of approximately $9.3 million per year, following the change in estimate of the useful lives of the satellites that occurred in the fourth quarter of 2023. The Company recognized hosting fee revenue of $9.3 million, $9.3 million and $14.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. There were no receivables due from Aireon for hosting fees as of December 31, 2025 and 2024.

Additionally, Aireon pays power and data services fees of approximately $23.5 million per year, in the aggregate, for the delivery of the air traffic surveillance data over the Iridium system. The Company recorded $23.5 million of power and data service fee revenue from Aireon for each of the years ended December 31, 2025, 2024 and 2023. Receivables due from Aireon under this agreement totaled $2.0 million as of December 31, 2025 and 2024.

Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under these two agreements totaled $0.3 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively.

The Company and the other Aireon investors have agreed to participate pro rata, based on their respective fully diluted ownership stakes, in funding an investor bridge loan to Aireon. The Company’s maximum commitment under the investor bridge loan is $11.9 million. No bridge loan amounts were outstanding as of December 31, 2025 or 2024.

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

The following table summarizes the computations of basic and diluted net income per common share:

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Numerator:
Net income attributable to common stockholders - basic and diluted	$114,372	$112,776	$15,415

Denominator:
Weighted average common shares - basic	107,240	118,566	125,598
Weighted average common shares - diluted	107,837	119,792	127,215

Net income attributable to common stockholders per share - basic	$1.07	$0.95	$0.12
Net income attributable to common stockholders per share - diluted	$1.06	$0.94	$0.12

15. Segments, Significant Customers, Supplier and Service Providers and Geographic Information

The Company’s operations are primarily located in the United States and the Company operates in one business segment, providing global satellite communications services and products. Its Chief Executive Officer has been determined to be the Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance.

The CODM evaluates the segment operating performance based on consolidated net income and reviews components of cost of services, including certain costs related to delivering engineering and other support services, which is considered a significant expense. Costs to support engineering and other support services, included within cost of services in the accompanying consolidated statements of operations and comprehensive income, were $110.1 million, $93.7 million and $77.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. The CODM considers budget-to-actual forecast and prior view-to-current view variances on a monthly and quarterly basis for evaluating performance and making decisions about allocating capital and other resources on a consolidated basis.

The Company derived approximately 29%, 28% and 25% of its total revenue in the years ended December 31, 2025, 2024 and 2023, respectively, from prime contracts with the U.S. government or subcontracts with prime contractors with U.S. government contracts. For the years ended December 31, 2025, 2024 and 2023, no single commercial customer accounted for more than 10% of the Company’s total revenue.

Approximately 46% and 51% of the Company’s accounts receivable balance at December 31, 2025 and 2024, respectively, was due from prime contracts or subcontracts with agencies of the U.S. government. As of December 31, 2025 and 2024, no single commercial customer accounted for more than 10% of the Company’s total accounts receivable balance.

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

The following table summarizes net property and equipment by geographic area:

	December 31,
	2025	2024
	(In thousands)
United States	$369,337	$449,012
Satellites in orbit	1,607,403	1,630,121
All others	1,413	1,411
Total	$1,978,153	$2,080,544

The following table summarizes revenue by geographic area:

	Year Ended December 31,
	2025	2024	2023
		(In thousands)
United States	$479,039	$437,984	$431,476
Canada	84,114	88,386	65,772
Other countries (1)	308,506	304,312	293,475
Total	$871,659	$830,682	$790,723
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

16. Employee Benefit Plan

The Company sponsors a defined-contribution 401(k) retirement plan (the “Plan”) that covers all employees. Employees are eligible to participate in the Plan on the first day of the month following the date of hire, and participants are 100% vested from the date of eligibility. The Company matches employees’ contributions equal to 100% of the salary deferral contributions up to 5% of the employees’ eligible compensation each pay period. The Company’s expenses related to matching under the Plan were $6.2 million, $5.9 million and $4.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, our management has determined that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, KPMG LLP, has audited our 2025 financial statements. KPMG LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. KPMG LLP has issued an unqualified report on our 2025 financial statements as a result of the audit and also has issued an unqualified report on our internal controls over financial reporting which is attached hereto.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Iridium Communications Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Iridium Communications Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 12, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

McLean, Virginia
February 12, 2026

Item 9B. Other Information

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted as permitted by General Instruction G (3) to Form 10-K. Only those sections of the 2026 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the sections of our 2026 Proxy Statement entitled “Information Regarding the Board of Directors and Committees and Corporate Governance,” “Election of Directors,” “Management,” and “Delinquent Section 16(a) Reports.”

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections of our 2026 Proxy Statement entitled “Compensation Discussion and Analysis,” “Executive Compensation” (excluding the information under the subheading “Pay Versus Performance”) and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the sections of our 2026 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the sections of our 2026 Proxy Statement entitled “Transactions with Related Parties” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section of our 2026 Proxy Statement entitled “Independent Registered Public Accounting Firm Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedules

The financial statement schedules are not included here because required information is included in the consolidated financial statements.

(3) Exhibits

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the Securities and Exchange Commission.

Exhibit No.	Document
3.1	Amended and Restated Certificate of Incorporation dated September 29, 2009, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 29, 2009.
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 12, 2015, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 15, 2015.
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 14, 2025, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 14, 2025.
3.4	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on December 5, 2024.
4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Registrant’s Form S-1 (Registration No. 333-147722) filed on February 4, 2008.
4.2
Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-K filed on February 13, 2025.

10.1#
Amendment and Restatement Agreement, dated September 20, 2023, among Iridium Holdings LLC, Iridium Communications Inc., Iridium Satellite LLC, Various Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 20, 2023.

10.2#
Amendment No. 1, dated as of March 25, 2024, to the Amended and Restated Credit Agreement, dated September 20, 2023, among Iridium Holdings LLC, Iridium Communications Inc., Iridium Satellite LLC, various lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 27, 2024.

10.3#

Amendment No. 2, dated as of June 4, 2024, among Iridium Holdings LLC, Iridium Satellite LLC, the other guarantors party thereto, the various lenders party thereto and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 5, 2024.

Exhibit No.	Document
10.4#

Amendment No. 3, dated as of July 30, 2024, to the Amended and Restated Credit Agreement, dated September 20, 2023, among Iridium Holdings LLC, Iridium Communications Inc., Iridium Satellite LLC, various lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 30, 2024.

10.5
Security Agreement dated November 4, 2019 among Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Iridium Constellation LLC, Iridium Government Services LLC, Iridium Holdings LLC, Iridium Satellite LLC, and Deutsche Bank AG New York Branch, as Collateral Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on November 4, 2019.

10.6
Guaranty Agreement dated November 4, 2019 among Iridium Holdings LLC, Iridium Satellite LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Iridium Constellation LLC, Iridium Government Services LLC, and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on November 4, 2019.

10.7
Amended and Restated Transition Services, Products and Asset Agreement, between Iridium Satellite LLC, Iridium Holdings LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed on March 7, 2011.

10.8
Amendment No. 1 to Amended and Restated Transition Services, Products and Asset Agreement, between Iridium Satellite LLC, Iridium Holdings LLC and Motorola, Inc., dated as of December 30, 2010, incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed on March 7, 2011.

10.9†
System Intellectual Property Rights Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-K filed on February 17, 2022.

10.10
Supplemental Subscriber Equipment Technology Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed on March 7, 2011.

10.11†
Contract for Enhanced Satellite Services between Iridium Government Services LLC and Air Force Space Command, effective September 15, 2019, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on October 29, 2019.

10.12	Form of Registration Rights Agreement, incorporated by reference to Annex D of the Registrant’s Proxy Statement filed on August 28, 2009.
10.13
Amendment No. 1 to Registration Rights Agreement, dated as of March 29, 2011, by and among Iridium Communications Inc. and the parties listed on the signature pages thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on March 30, 2011.

10.14*
Amended and Restated Employment Agreement, dated as of March 30, 2011, by and between the Registrant and Matthew J. Desch, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 5, 2011.

10.15*
Employment Agreement, dated as of January 1, 2025, by and between the Registrant and Vincent J. O’Neill, incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on February 13, 2025.

10.16*	Employment Agreement, dated as of January 1, 2022, by and between the Registrant and Kathy Morgan.
10.17*
Executive Employment Agreement between the Registrant and Suzanne E. McBride, dated as of February 11, 2019, incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed on April 23, 2019.

10.18*	Employment Agreement between the Registrant and Scott T. Scheimreif, dated as of December 11, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on April 28, 2020.
10.19	Form of Indemnity Agreement between the Registrant and each of its directors and officers, incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1/A filed on February 4, 2008.
10.20*
Amended and Restated Performance Share Program established under the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed on February 13, 2025.

10.21*
Form of Performance Share Award Grant Notice and Agreement (2025) for use in connection with the Performance Share Program established under the Company's 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on April 22, 2025.

10.22*
Form of Performance Share Award Grant Notice and Agreement (2024) for use in connection with the Performance Share Program established under the Company's 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on April 18, 2024.

10.23*	Non-Employee Director Compensation Program dated December 16, 2025.
10.24*	Iridium Communications Inc. 2025 Performance Bonus Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on April 22, 2025.
10.25*
Form of Bonus Restricted Stock Unit Award Grant Notice and Agreement (2025) for use in connection with the Company's 2025 Performance Bonus Plan and Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on April 22, 2025.

Exhibit No.	Document
10.26*	Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on May 14, 2025.
10.27*
Forms of Option Grant Notice and Option Agreement for use in connection with the Company's Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 15, 2015.

10.28*
Forms of Restricted Stock Unit Award Grant Notice and Agreement (2024) for use in connection with the Company's Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.27 of the Registrant’s Form 10-K filed on February 15, 2024.

10.29*
Forms of Restricted Stock Unit Award Grant Notice and Agreement (2025) for use in connection with the Company's Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on April 22, 2025.

10.30*	Forms of Non-Employee Director Restricted Stock Unit Award Grant Notice and Agreement for use in connection with the Iridium Communications Inc. 2015 Equity Incentive Plan.
19.1	Iridium Communications Inc. Insider Trading Policy incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 13, 2025.
21.1	List of Subsidiaries.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
97.1	Iridium Communications Inc. Incentive Compensation Recoupment Policy, incorporated by reference to Exhibit 97.1 of the Registrant’s Form 10-K filed on February 15, 2024.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

IRIDIUM COMMUNICATIONS INC.

Date: February 12, 2026	By:	/s/ Vincent J. O’Neill
Vincent J. O’Neill
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Matthew J. Desch	Chief Executive Officer and Director	February 12, 2026
Matthew J. Desch	(Principal Executive Officer)

/s/ Vincent J. O’Neill	Chief Financial Officer	February 12, 2026
Vincent J. O’Neill	(Principal Financial Officer)

/s/ Timothy P. Kapalka	Chief Accounting Officer, Iridium Satellite LLC	February 12, 2026
Timothy P. Kapalka	(Principal Accounting Officer)

/s/ Robert H. Niehaus	Director and Chairman of the Board	February 12, 2026
Robert H. Niehaus

/s/ Louis M. Alterman	Director	February 12, 2026
Louis M. Alterman

/s/ Thomas C. Canfield	Director	February 12, 2026
Thomas C. Canfield

/s/ Thomas J. Fitzpatrick	Director	February 12, 2026
Thomas J. Fitzpatrick

/s/ L. Anthony Frazier	Director	February 12, 2026
L. Anthony Frazier

/s/ Alvin B. Krongard	Director	February 12, 2026
Alvin B. Krongard

/s/ Suzanne E. McBride	Chief Operations Officer and Director	February 12, 2026
Suzanne E. McBride

/s/ Eric T. Olson	Director	February 12, 2026
Eric T. Olson

/s/ Kay N. Sears	Director	February 12, 2026
Kay N. Sears

/s/ Monique S. Shivanandan	Director	February 12, 2026
Monique S. Shivanandan

/s/ Jacqueline E. Yeaney	Director	February 12, 2026
Jacqueline E. Yeaney