Form 10-Q
period 2026-03-31
Iridium Communications Inc.
filed 2026-04-23
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number 001-33963

Iridium Communications Inc.
(Exact name of registrant as specified in its charter)

Delaware			26-1344998
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1676 International Drive, Suite 1100,	McLean,	VA	22102
(Address of principal executive offices)			(Zip Code)
703-287-7400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	IRDM	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 16, 2026 was 105,727,744.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,644	$96,501
Accounts receivable, net	104,382	93,772
Inventory	69,667	73,764
Prepaid expenses and other current assets	23,444	12,466
Total current assets	309,137	276,503
Property and equipment, net	1,953,491	1,978,153
Equity method investments	39,017	39,773
Other assets	46,905	50,710
Intangible assets, net	84,797	86,928
Goodwill	98,942	98,942
Total assets	$2,532,289	$2,531,009
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	$7,967	$3,402
Accounts payable	11,766	17,676
Accrued expenses and other current liabilities	50,583	49,465
Deferred revenue	38,128	41,127
Total current liabilities	108,444	111,670
Long-term secured debt, net	1,753,217	1,757,124
Deferred income tax liabilities, net	137,615	130,529
Deferred revenue, net of current portion	36,891	40,316
Other long-term liabilities	27,771	28,770
Total liabilities	2,063,938	2,068,409
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 105,718 and 104,918 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	106	105
Additional paid-in capital	866,917	880,643
Accumulated deficit	(396,960)	(418,554)
Accumulated other comprehensive income (loss), net of tax	(1,712)	406
Total stockholders’ equity	468,351	462,600
Total liabilities and stockholders’ equity	$2,532,289	$2,531,009

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Services	$158,029	$154,292
Subscriber equipment	20,219	23,121
Engineering and support services	40,809	37,465
Total revenue	219,057	214,878

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	49,636	48,787
Cost of subscriber equipment	13,014	12,867
Research and development	6,174	5,417
Selling, general and administrative	45,779	35,752
Depreciation and amortization	53,741	51,667
Total operating expenses	168,344	154,490
Operating income	50,713	60,388
Other expense, net:
Interest expense, net	(19,366)	(21,824)
Other expense, net	(194)	(1,685)
Total other expense, net	(19,560)	(23,509)
Income before income taxes and loss on equity method investments	31,153	36,879
Income tax expense	(8,827)	(5,819)
Loss on equity method investments	(732)	(648)
Net income	$21,594	$30,412
Weighted average shares outstanding - basic	105,768	109,759
Weighted average shares outstanding - diluted	106,557	110,671
Net income per share - basic	$0.20	$0.28
Net income per share - diluted	$0.20	$0.27
Comprehensive income:
Net income	$21,594	$30,412
Foreign currency translation adjustments	40	2,219
Unrealized loss on cash flow hedges, net of tax (see Note 6)	(2,158)	(7,241)
Comprehensive income	$19,476	$25,390

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2026						Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount					Shares	Amount
Balances at beginning of period	104,918	$105	$880,643	$(418,554)	$406	$462,600	110,357	$110	$964,348	$(406,092)	$18,271	$576,637
Stock-based compensation	—	—	12,404	—	—	12,404	—	—	13,123	—	—	13,123
Stock options exercised and awards vested	1,228	1	66	—	—	67	1,112	1	773	—	—	774
Stock withheld to cover employee taxes	(428)	—	(9,880)	—	—	(9,880)	(362)	—	(11,126)	—	—	(11,126)
Repurchases and retirements of common stock	—	—	—	—	—	—	(2,374)	(2)	(20,932)	(49,544)	—	(70,478)
Dividends	—	—	(16,316)	—	—	(16,316)	—	—	(15,875)	—	—	(15,875)
Cumulative translation adjustments	—	—	—	—	40	40	—	—	—	—	2,219	2,219
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(2,158)	(2,158)	—	—	—	—	(7,241)	(7,241)
Net income	—	—	—	21,594	—	21,594	—	—	—	30,412	—	30,412
Balances at end of period	105,718	$106	$866,917	$(396,960)	$(1,712)	$468,351	108,733	$109	$930,311	$(425,224)	$13,249	$518,445

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$21,594	$30,412
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	7,731	4,148
Depreciation and amortization	53,741	51,667
Stock-based compensation (net of amounts capitalized)	11,382	11,748
Amortization of deferred financing fees	674	674
Loss on equity method investments	732	648
All other items, net	170	310
Changes in operating assets and liabilities:
Accounts receivable	(10,556)	(6,329)
Inventory	4,147	716
Prepaid expenses and other current assets	(10,985)	(115)
Other assets	979	1,185
Accounts payable	(4,723)	(4,843)
Accrued expenses and other current liabilities	4,948	(19,828)
Deferred revenue	(6,318)	(8,831)
Other long-term liabilities	(1,901)	(481)
Net cash provided by operating activities	71,615	61,081

Cash flows from investing activities:
Capital expenditures	(29,955)	(24,546)
Net cash used in investing activities	(29,955)	(24,546)

Cash flows from financing activities:
Payments on the Term Loan	—	(4,565)
Borrowings under the Revolving Credit Facility	—	20,000
Repurchases of common stock	—	(70,478)
Proceeds from exercise of stock options	67	773
Tax payment upon settlement of stock awards	(9,880)	(11,126)
Payment of common stock dividends	(16,530)	(15,667)
Net cash used in financing activities	(26,343)	(81,063)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(174)	1,901
Net increase (decrease) in cash and cash equivalents, and restricted cash	15,143	(42,627)
Cash, cash equivalents, and restricted cash, beginning of period	96,501	93,526
Cash, cash equivalents, and restricted cash, end of period	$111,644	$50,899

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$20,050	$22,081
Income taxes paid, net	$2,628	$2,401

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$5,930	$7,342
Dividends accrued on common stock	$3,240	$2,742
Capitalized stock-based compensation	$1,022	$1,375

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
In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments that the Company’s management considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the U.S. Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025, as filed with the SEC on February 12, 2026.
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
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). This guidance requires detailed disaggregation of certain expense captions presented on the face of the income statement, through enhanced disclosures about types of expenses within the footnotes to the financial statements. ASU 2024-03 is effective for public entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The ASU is required to be adopted prospectively; however public entities are permitted to apply the ASU retrospectively. The Company is currently evaluating the effect ASU 2024-03 may have on its footnotes; however, the standard will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
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
The fair value estimates are based upon certain market assumptions and information available to the Company. The carrying values of the following financial instruments approximated their fair values as of March 31, 2026 and December 31, 2025: (1) cash and cash equivalents, (2) prepaid expenses and other current assets, (3) accounts receivable, (4) accounts payable, and (5) accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2. In determining fair value of Level 2 assets, the Company uses a market approach utilizing valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets. The Company did not hold any Level 3 assets as of March 31, 2026 or December 31, 2025.
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
The following table summarizes the Company’s inventory balances:

	March 31, 2026	December 31, 2025
	(In thousands)
Finished goods	$48,256	$52,352
Raw materials	22,441	22,431
Inventory valuation reserve	(1,030)	(1,019)
Total	$69,667	$73,764
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
Intangible Assets and Goodwill
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
The Company’s intangible assets with indefinite lives (spectrum, regulatory authorizations, and trade names) are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company’s trade names, spectrum and licenses are expected to generate cash flows indefinitely.
Goodwill is recorded when the cost of an acquired business exceeds the amounts assigned to the assets acquired and liabilities assumed. The net assets and results of operations of an acquired entity are included in the Company’s consolidated financial statements from the acquisition date. Goodwill is not amortized but is tested for impairment annually or upon the occurrence of certain events.
3. Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents:

	March 31, 2026	December 31, 2025	Recurring Fair Value Measurement
	(In thousands)
Cash and cash equivalents:
Cash	$21,516	$24,260
Money market funds	90,128	72,241	Level 2
Total cash and cash equivalents	$111,644	$96,501
4. Intangible Assets and Goodwill
Intangible Assets
The following tables present identifiable intangible assets:

	March 31, 2026
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(11,962)	4,477
Patents	14 - 20 years	587	(260)	327
Customer relationships	12 years	57,000	(12,232)	44,768
Total		74,026	(24,454)	49,572
Total intangible assets		$109,251	$(24,454)	$84,797

	December 31, 2025
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(11,854)	4,585
Patents	14 - 20 years	587	(249)	338
Customer relationships	12 years	57,000	(10,220)	46,780
Total		74,026	(22,323)	51,703
Total intangible assets		$109,251	$(22,323)	$86,928
Amortization expense was $2.1 million and $1.0 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
Goodwill
At each of March 31, 2026 and December 31, 2025, the Company’s goodwill balance was $98.9 million. The goodwill balance was a result of the acquisition of Satelles, Inc.
5. Debt
Term Loan and Revolving Facility
Pursuant to a credit agreement (as amended to date, the “Credit Agreement”), the Company previously entered into a term loan totaling $1,500.0 million (as amended and restated, the “Term Loan”), issued at a price equal to 99.75% of its face value, and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The maturities of the Term Loan and Revolving Facility are in September 2030 and September 2028, respectively. During the year ended December 31, 2024, the Company borrowed an additional $325.0 million under its Term Loan, comprised of $125.0 million on March 25, 2024, issued at a price equal to 99.875% of its face value, and $200.0 million on July 30, 2024, issued at 99.0% of its face value. The additional amounts borrowed are fungible with the original $1,500.0 million and have the same maturity date, interest rate, and other terms.
The proceeds from the March 2024 Term Loan were used for the acquisition of Satelles, Inc. on April 1, 2024. In March 2025 and April 2025, the Company drew down $20.0 million and $30.0 million on its Revolving Facility, respectively, for general corporate purposes, all of which was repaid prior to December 31, 2025.
The Term Loan has been repriced on several occasions, most recently in June 2024, and currently bears interest at an annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 2.25%, with a 0.75% SOFR floor. The Company typically selects a one-month interest period, with the result that interest is calculated using one-month SOFR. Interest is paid monthly on the last business day of the month. Principal payments, payable quarterly, equal approximately $18.3 million per annum (one percent of the full principal amount of the Term Loan following the additional Term Loan amounts borrowed in 2024), with the remaining principal due upon maturity. As further detailed below, no quarterly principal payment has been made after the first quarter in 2025 as a result of the excess cash flow payment made in May 2025.
The Revolving Facility bears interest at an annual rate of SOFR plus 2.5% (but without a SOFR floor) if and as drawn, with no original issue discount, and a commitment fee of 0.5% per year on the undrawn amount, which was reduced to 0.375% in the first quarter of 2026 because the Company had a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of less than 3.5 to 1.
As of each of March 31, 2026 and December 31, 2025, the Company reported an aggregate of $1,774.7 million in borrowings under the Term Loan. This amount does not include $13.5 million and $14.2 million of net unamortized deferred financing costs as of March 31, 2026 and December 31, 2025, respectively. The net principal balance in borrowings in the accompanying consolidated balance sheets as of March 31, 2026 and December 31, 2025 amounted to $1,761.2 million and $1,760.6 million, respectively. As of March 31, 2026 and December 31, 2025, based upon recent trading prices (Level 2 - market approach), the fair value of the Company’s borrowings under the Term Loan was $1,737.0 million and $1,734.8 million, respectively.
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
The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. The Company complied with all covenants as of March 31, 2026.
Interest on Debt
Total interest incurred includes amortization of deferred financing fees and capitalized interest. The following table presents the interest and amortization of deferred financing fees related to the Term Loan:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Total interest incurred	$22,376	$24,257
Amortization of deferred financing fees	$722	$711
Capitalized interest	$1,488	$1,234
At each of March 31, 2026 and December 31, 2025, accrued interest on the Term Loan was $0.3 million.
6. Derivative Financial Instruments
The Company is exposed to interest rate fluctuations related to the Term Loan. The Company has reduced its exposure to fluctuations in the cash flows associated with changes in the variable interest rate by entering into offsetting positions through the use of interest rate hedges. This will reduce the negative impact of increases in the variable rate over the term of the derivative contracts. These contracts are not used for trading or other speculative purposes. The Company has not incurred, and does not expect to incur, any losses as a result of counterparty default.
Interest Rate Cap
In July 2021, the Company entered into an interest rate cap contract (the “Cap”), which had an effective date of December 2021. The Cap manages the Company’s exposure to interest rate movements on a portion of the Term Loan through November 2026. The Cap, as modified to date, currently provides the Company with the right to receive payment from the counterparty if one-month SOFR exceeds 1.436%. The Company pays a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1.0 billion as of March 31, 2026 and December 31, 2025.
The Cap, which was not affected by the expansion or the repricing of the Term Loan, is designed to mirror the terms of the Term Loan and to offset the cash flows being hedged. The Company designated the Cap as a cash flow hedge of the variability of the SOFR-based interest payments on the Term Loan. The effective portion of the Cap’s change in fair value is recorded in accumulated other comprehensive income. Any ineffective portion of the Cap’s change in fair value will be recorded in current earnings as interest expense.
Fair Value of Derivative Instruments
As of March 31, 2026 and December 31, 2025, the Company had an asset balance of $13.4 million and $17.0 million, respectively, for the fair value of the Cap and a liability balance of $1.9 million and $2.6 million, respectively, for the fair value of the Cap premium. Both the Cap and the Cap premium are recorded net within other assets on the condensed consolidated balance sheet.
During each of the three months ended March 31, 2026 and 2025, the Company incurred $0.8 million in interest expense for the Cap premium. Interest expense was reduced by $5.6 million and $7.2 million for the three months ended March 31, 2026 and 2025, respectively, for payments received related to the Cap. Gains and losses resulting from fair value adjustments to the Cap are recorded within accumulated other comprehensive income within the Company’s condensed consolidated balance sheets and reclassified to interest expense on the dates that interest payments become due. Cash flows related to the derivative contracts are included in cash flows from operating activities on the condensed consolidated statements of cash flows. Over the next 12 months, the Company expects any gains or losses for cash flow hedges amortized from accumulated other comprehensive income into earnings to have an immaterial impact on the Company’s consolidated financial statements.
The following table presents the amount of unrealized gain or loss and related tax impact associated with the derivative instruments that the Company recorded in its condensed consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Unrealized loss, net of tax	$(2,158)	$(7,241)
Tax benefit	$645	$2,185
7. Equity Transactions
Preferred Stock
The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock, all of which have been converted to common stock. The remaining 0.5 million authorized shares of preferred stock remained undesignated and unissued as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, there were no outstanding shares of preferred stock, as all previously designated and issued preferred stock was converted into common stock in prior periods.
Dividends
Stockholders are entitled to receive, when and if declared by the Company’s Board of Directors from time to time, dividends and other distributions in cash, stock or property from the Company’s assets or funds legally and contractually available for such purposes. In December 2022, the Company’s Board of Directors initiated a quarterly dividend. The Company paid dividends of $0.15 and $0.14 per share of common stock for the three months ended March 31, 2026 and 2025, respectively. These dividends resulted in total payments of $16.5 million and $15.7 million for the three months ended March 31, 2026 and 2025, respectively. The Company’s liability related to dividends on common shares underlying unvested restricted stock units (“RSUs”) was $3.2 million and $3.5 million as of March 31, 2026 and December 31, 2025, respectively.
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
The Company repurchased and subsequently retired 2.4 million shares of its common stock during the quarter ended March 31, 2025, for a total purchase price of $70.0 million, exclusive of $0.5 million of excise taxes incurred. During the fourth quarter of 2025, the Company paused share repurchases to increase financial flexibility. As of March 31, 2026, $245.3 million remained available and authorized for repurchase under this program.

8. Revenue
The following table summarizes the Company’s services revenue:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Commercial services revenue:
Voice and data	$57,433	$55,942
IoT data	45,966	43,856
Broadband	12,222	12,876
Hosted payload and other data	14,783	14,868
Total commercial services revenue	130,404	127,542
Government services revenue	27,625	26,750
Total services revenue	$158,029	$154,292
The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Commercial	$1,344	$1,638
Government	39,465	35,827
Total engineering and support services revenue	$40,809	$37,465
Approximately 45% and 46% of the Company’s accounts receivable balance at March 31, 2026 and December 31, 2025, respectively, were due from prime contracts or subcontracts with agencies of the U.S. government.
The Company’s contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond one year is immaterial to the financial statements.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $15.4 million and $16.2 million for the three months ended March 31, 2026 and 2025, respectively.
The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed:

	March 31, 2026	December 31, 2025
	(In thousands)
Contract Assets:
Commissions	$1,372	$1,603
Other contract costs	$1,583	$1,626

9. Leases
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 12) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the estimated useful lives of the satellites, currently estimated to be approximately 17.5 years from their respective in-service dates. Lease income related to these agreements was $3.1 million for each of the three months ended March 31, 2026 and 2025. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive income.
Aireon has made payments to the Company pursuant to its hosting agreement (the “Aireon Hosting Agreement”), and the Company expects Aireon will continue to do so. L3Harris has prepaid all amounts owed to the Company pursuant to its hosting arrangement. The following table presents future income with respect to the Company’s operating leases in which it is the lessor existing at March 31, 2026, exclusive of the $3.1 million recognized during the three months ended March 31, 2026, by year and in the aggregate:

Year Ending December 31,	Amount
(In thousands)
2026	$9,293
2027	12,391
2028	12,391
2029	12,391
2030	12,391
Thereafter	57,693
Total lease income	$116,550
10. Stock-Based Compensation
In May 2025, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of March 31, 2026, the aggregate number of shares remaining available for future grants under the Amended 2015 Plan was 5,717,686. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, RSUs, stock appreciation rights, and other equity securities to employees, consultants, and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.
Restricted Stock Units
The Company’s RSUs are classified as equity awards because the RSUs will be settled in the Company’s common stock upon vesting. The fair value of the RSUs is determined at the grant date based on the closing price of the Company’s common stock on the date of grant. The related compensation expense is recognized over the service period, or shorter periods based on the retirement eligibility of certain grantees, based on the grant date fair value of the Company’s common stock and the number of shares expected to vest. The fair value of the awards is not remeasured at the end of each reporting period. RSUs do not carry voting rights until the RSUs are vested, although certain unvested RSUs and vested but unsettled RSUs granted to non-employee directors are entitled to accrue dividend equivalent rights, and shares (including additional shares issuable upon satisfaction of any accrued dividend equivalent rights) are issued upon settlement in accordance with the terms of the award.

The following tables summarize the Company’s RSU activity:

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2025	4,049	$29.45
Granted	1,988	23.61
Forfeited	(127)	29.25
Released	(1,222)	33.13
Outstanding at March 31, 2026	4,688	$26.00
Vested and unreleased at March 31, 2026 (1)	603

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2024	3,870	$32.56
Granted	1,940	31.51
Forfeited	(85)	41.16
Released	(1,034)	34.06
Outstanding at March 31, 2025	4,691	$31.64
Vested and unreleased at March 31, 2025 (1)	552
(1)     These RSUs were granted to the Company’s Board of Directors as a part of their compensation for board and committee service and had vested but had not yet settled, meaning that the underlying shares of common stock had not been issued and released.
Service-Based RSUs
The majority of the annual compensation the Company provides to non-employee members of its Board of Directors is paid in the form of RSUs. In addition, some members of the Company’s Board of Directors may elect to receive their cash retainers, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 127,000 and 68,000 service-based RSUs were granted to the non-employee members of the Company’s Board of Directors as a result of these payments and elections during the three months ended March 31, 2026 and 2025, respectively, with an estimated grant date fair value of $2.4 million and $2.0 million, respectively.
During the three months ended March 31, 2026 and 2025, the Company granted approximately 1,860,000 and 1,068,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $44.5 million and $33.7 million, respectively. The increase in service-based RSUs to employees resulted primarily from a change in executive compensation, a portion of which was previously granted in performance-based RSUs.
In 2026, the RSUs granted to executives were entirely for service and vest over five years, with 20% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. Since 2024, the RSUs granted to employees for service, except for executive employees in 2026, generally vest over three years, with 34% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. RSUs granted prior to March 2024 generally vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. The RSUs granted to non-employee members of the Board of Directors generally vest in full on the first anniversary of the grant date. The RSUs granted to non-employee consultants generally vest 50% on the first anniversary of the grant date, with the remaining 50% vesting quarterly thereafter through the second anniversary of the grant date.
Performance-Based RSUs
In March 2025, the Company granted approximately 534,000 annual incentive, performance-based RSUs to the Company’s executives and employees (the “Bonus RSUs”), with an estimated grant date fair value of $16.9 million. Vesting of the Bonus RSUs was dependent upon the Company’s achievement of defined performance goals over the fiscal year. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. The level of achievement of performance goals was determined by the compensation committee of the Company’s Board of Directors and substantially all of the Bonus RSUs granted in March 2025 vested in March 2026.
Additionally, in March 2025, the Company granted approximately 269,000 long-term, performance-based RSUs to the Company’s executives (the “Executive RSUs”), with an estimated aggregate grant date fair value of $8.5 million. Vesting of the Executive RSUs is dependent upon the Company’s achievement of defined performance goals over a two-year period (the year of grant and the following year). The vesting of the Executive RSUs granted in March 2025 will range from 0% to 200% of the number of shares underlying the Executive RSUs granted based on the level of achievement of the performance goals. If the Company achieves the performance goals for the Executive RSUs at the end of the two-year performance period, 50% of the number of Executive RSUs earned based on performance will then vest on the second anniversary of the grant date, and the remaining 50% will then vest on the third anniversary of the grant date, subject to the executive’s continued service as of the vesting date, which may be accelerated based on the retirement eligibility of the grantees. In March 2026 and 2025, approximately 52,000 and 23,000 shares underlying Executive RSUs granted in March 2024 and 2023, respectively, were forfeited as a result of performance targets not being fully achieved for the performance periods ended December 31, 2025 and 2024, respectively.
11. Income Taxes
Income before income taxes and loss on equity method investments was $31.2 million for the three months ended March 31, 2026, while the income tax expense was $8.8 million. The effective tax rate was 28.3% for the three months ended March 31, 2026, which differed from the federal statutory rate of 21%, primarily due to state and local taxes and a discrete tax expense associated with stock compensation and nondeductible executive compensation, partially offset by tax benefit from the deduction for foreign derived deduction eligible income and U.S. tax credits.

Income before income taxes and loss on equity method investments was $36.9 million for the three months ended March 31, 2025, while the income tax expense was $5.8 million. The effective tax rate was 15.8% for the three months ended March 31, 2025, which differed from the federal statutory rate of 21%, primarily due to tax benefit from the deduction for foreign derived intangible income and U.S. tax credits, partially offset by discrete tax expense associated with stock compensation, and nondeductible executive compensation.
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
In June 2022, the Company entered into a subscription agreement with Aireon Holdings and invested $50.0 million in exchange for an approximate 6% preferred membership interest in Aireon Holdings. The Company’s investment in Aireon Holdings is accounted for as an equity method investment. The carrying value of the Company’s investment in Aireon Holdings was $37.9 million and $38.5 million as of March 31, 2026 and December 31, 2025, respectively. The investments by the Company prior to June 2022 had previously been written down to a carrying value of zero.
At each of March 31, 2026 and December 31, 2025, the Company’s fully diluted ownership stake in Aireon Holdings was approximately 39.5%, which is subject to partial future redemption under provisions contained in the Aireon Holdings LLC Agreement.
Under agreements with Aireon, Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $126.5 million had been paid as of March 31, 2026. These fees are recognized over the estimated useful life of the satellites, which is expected to result in revenue of approximately $9.3 million per year. The Company recognized hosting fee revenue under the Aireon Hosting Agreement of $2.3 million for each of the three months ended March 31, 2026 and 2025.
Additionally, Aireon pays power and data services fees of approximately $23.5 million per year, in the aggregate, for the delivery of air traffic surveillance data over the Iridium system. The Company recorded power and data service fee revenue from Aireon of $5.9 million for each of the three months ended March 31, 2026 and 2025. Receivables due from Aireon for power and data services totaled $2.0 million as of each of March 31, 2026 and December 31, 2025.

Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under these two agreements totaled $0.8 million and $0.3 million at each of March 31, 2026 and December 31, 2025.
The Company and the other Aireon investors have agreed to participate pro rata, based on their fully diluted ownership stakes, in funding an investor bridge loan to Aireon. The Company’s maximum funding commitment for the bridge loan is $11.9 million. No bridge loan amounts were outstanding as of March 31, 2026 or December 31, 2025.
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
The following table summarizes the computations of basic and diluted net income per share:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
Numerator:
Net income - basic and diluted	$21,594	$30,412

Denominator:
Weighted average common shares — basic	105,768	109,759
Dilutive effect of stock options	55	117
Dilutive effect of RSUs	734	795
Weighted average common shares — diluted	106,557	110,671

Net income per share - basic	$0.20	$0.28
Net income per share - diluted	$0.20	$0.27

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on February 12, 2026 (our “2025 Form 10-K”) with the SEC, as well as our condensed consolidated financial statements included in this Form 10-Q.
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, strategies, goals, targets or future developments, market trends, expected competition or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors described under the caption “Risk Factors” in our 2025 Form 10-K, as updated and supplemented by this Form 10-Q, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview of Our Business
We are a leading provider of global voice, data and positioning, navigation and timing (“PNT”) satellite services and are the only commercial provider of communications services offering true global coverage, connecting people, organizations, and assets to and from anywhere, in real time. Our low-earth orbit (“LEO”), L-band network provides specialized, reliable, weather-resilient communications services to regions of the world where terrestrial wireless or wireline networks do not exist or are limited, including remote land areas, open ocean, airways, the polar regions and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters. In addition, our satellites have additional payloads to host specific additional services for other customers like Aireon LLC. We also utilize our long history operating a commercial LEO satellite system to provide a growing array of engineering and operational services to government customers and government network operators such as the U.S. Space Force.
Our primary business is to provide voice and data communications services to businesses, U.S. and foreign governments, non-governmental organizations and consumers via our satellite network, which has an architecture of 66 operational satellites with in-orbit spares and related ground infrastructure. We utilize an interlinked mesh architecture to route traffic across the satellite constellation using radio frequency crosslinks between satellites. This architecture minimizes the need for ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence.
We primarily sell our products and services to commercial end users by recruiting and expanding a global wholesale distribution network, currently encompassing approximately 120 service providers, approximately 310 value-added resellers (“VARs”), and approximately 90 value-added manufacturers, which create and sell technology that uses the Iridium network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific industries or business areas. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.
As of March 31, 2026, we had approximately 2,555,000 billable subscribers worldwide, an increase of 112,000, or 5%, from approximately 2,443,000 billable subscribers as of March 31, 2025. We have a diverse customer base including end users in land-mobile, Internet of Things (“IoT”), maritime, aviation, and government.

Material Trends and Uncertainties
Our industry and customer base have historically grown as a result of:
•demand for remote and reliable mobile communications services;
•a growing number of new products and services and related applications;
•a broad wholesale distribution network with access to diverse and geographically dispersed niche markets;
•increased demand for communications services by disaster and relief agencies, emergency first responders, businesses and consumers;
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
•our ability to maintain the health, capacity, control, and level of service of our satellites;
•our ability to develop and launch new and innovative products and services;
•changes in general economic, business, and industry conditions, including the effects of currency exchange rates;
•our reliance on a single primary commercial gateway and a primary satellite network operations center;
•increased competition or potential competition from other satellite service providers, including SpaceX following its announced plans to acquire a significant amount of spectrum enabling global direct-to-device (“D2D”) services, and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;
•market acceptance of our products;
•regulatory requirements in existing and new geographic markets;
•challenges associated with global operations, including as a result of conflicts in or affecting markets in which we operate;
•rapid and significant technological changes in the telecommunications industry, including global satellite D2D broadband services;
•our ability to generate sufficient internal cash flows to repay our debt;
•reliance on our wholesale distribution network to market and sell our products, services, and applications effectively;
•reliance on a global supply chain, including single-source suppliers for the manufacture of most of our subscriber equipment and for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase component parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events, such as a global pandemic and the imposition of tariffs; and
•reliance on a few significant customers, particularly agencies of the U.S. government, for a substantial portion of our revenue, as a result of which the loss or decline in business with any of these customers may negatively impact our revenue and collectability of related accounts receivable, including as a result of an extended government shutdown or the use of continuing resolutions.

Comparison of Our Results of Operations for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,				Change
	2026	% of Total Revenue	2025	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$158,029	72%	$154,292	72%	$3,737	2%
Subscriber equipment	20,219	9%	23,121	11%	(2,902)	(13)%
Engineering and support services	40,809	19%	37,465	17%	3,344	9%
Total revenue	219,057	100%	214,878	100%	4,179	2%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	49,636	23%	48,787	23%	849	2%
Cost of subscriber equipment	13,014	6%	12,867	6%	147	1%
Research and development	6,174	3%	5,417	3%	757	14%
Selling, general and administrative	45,779	21%	35,752	16%	10,027	28%
Depreciation and amortization	53,741	24%	51,667	24%	2,074	4%
Total operating expenses	168,344	77%	154,490	72%	13,854	9%
Operating income	50,713	23%	60,388	28%	(9,675)	(16)%

Other expense:
Interest expense, net	(19,366)	(9)%	(21,824)	(10)%	2,458	(11)%
Other expense, net	(194)	—%	(1,685)	(1)%	1,491	(88)%
Total other expense	(19,560)	(9)%	(23,509)	(11)%	3,949	(17)%
Income before income taxes and loss on equity method investments	31,153	14%	36,879	17%	(5,726)	(16)%
Income tax expense	(8,827)	(4)%	(5,819)	(3)%	(3,008)	52%
Loss on equity method investments	(732)	—%	(648)	—%	(84)	13%
Net income	$21,594	10%	$30,412	14%	$(8,818)	(29)%

Revenue
Commercial Service Revenue

	Three Months Ended March 31,
	2026			2025			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$57.4	399	$48	$55.9	409	$45	$1.5	(10)	$3
IoT data	46.0	2,019	7.63	43.8	1,885	7.75	2.2	134	(0.12)
Broadband (3)	12.2	16.1	254	12.9	16.3	261	(0.7)	(0.2)	(7)
Hosted payload and other data	14.8	N/A		14.9	N/A		(0.1)	N/A
Total commercial services	$130.4	2,434		$127.5	2,310		$2.9	124
(1)Billable subscriber numbers shown are at the end of the respective period.
(2)Average monthly revenue per unit (“ARPU”) is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period. Billable subscriber and ARPU data is not applicable for hosted payload and other data service revenue items.
(3)Commercial broadband service consists of Iridium OpenPort and Iridium Certus broadband services.
For the three months ended March 31, 2026, total commercial services revenue increased $2.9 million, or 2%, from the prior year period, primarily as a result of increases in IoT data and voice and data services, partially offset by decreases in commercial broadband revenue and hosted payload and other data services. Commercial IoT revenue increased $2.2 million, or 5%, for the three months ended March 31, 2026, compared to the same period of the prior year, primarily driven by a 7% increase in billable subscribers, offset in part by a decline in ARPU. Commercial voice and data revenue increased $1.5 million, or 3%, for the three months ended March 31, 2026, compared to the same period of the prior year, primarily due to increased ARPU from price increases implemented during the second half of the prior year. Commercial broadband revenue decreased $0.7 million, or 5%, for the three months ended March 31, 2026, compared to the prior year period, due primarily to the decline in ARPU to $254 in the first quarter of 2026, as compared to $261 in the prior year period, reflecting the increased prevalence of use of lower-priced companion plans in the current year period. Hosted payload and other data service revenue remained relatively flat compared to the prior year period.
Government Service Revenue

	Three Months Ended March 31,
	2026		2025		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$27.6	121	$26.8	133	$0.8	(12)
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services (“EMSS”) contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The service fee under the EMSS contract is fixed at $110.5 million per year for the remainder of the term and is not based on subscribers or usage, allowing an unlimited number of users access to these services. Revenue for the three months ended March 31, 2026 increased slightly reflecting the contractual step ups in the EMSS contract. The EMSS contract expires in September 2026, although based on federal acquisition regulations, the government has the ability to unilaterally extend for an additional six months. We have begun discussions with the U.S. government on a new EMSS contract, which we expect to enter into later in 2026 or in 2027, prior to expiration of the existing EMSS contract. For more on risks associated with the EMSS contract expiration, see the risk factor captioned “-Our agreements with U.S. government customer, particularly the DoW, which represent a significant portion of our revenue, are subject to termination and renewal” in our 2025 Form 10-K.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased $2.9 million, or 13%, to $20.2 million for the three months ended March 31, 2026, compared to the prior year period, primarily as a result of a decrease in volume of handset and L-band transceiver device sales. Notwithstanding this decrease for the three months ended March 31, 2026, we expect equipment revenue in 2026 to be in line with 2025.
Engineering and Support Service Revenue

	Three Months Ended March 31,
	2026	2025	Change
	(In millions)
Commercial engineering and support services	$1.3	$1.6	$(0.3)
Government engineering and support services	39.5	35.8	3.7
Total engineering and support services	$40.8	$37.4	$3.4
Engineering and support service revenue increased by $3.4 million, or 9%, for the three months ended March 31, 2026, compared to the prior year period, primarily due to increased work under certain government contracts, predominantly the contract with the Space Development Agency (“SDA”). We expect engineering and support service revenue to be higher in 2026 than in 2025.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $0.8 million, or 2%, for the three months ended March 31, 2026 from the prior year period, primarily as a result of the increase in work under certain government projects, including the SDA contract, as noted above.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment increased by $0.1 million, or 1%, for the three months ended March 31, 2026, compared to the prior year period. The percentage decrease in equipment revenue did not match the change in cost of subscriber equipment primarily related to increased costs including tariffs.
Research and Development
Research and development expenses increased by $0.8 million, or 14%, for the three months ended March 31, 2026, compared to the prior year period based on increased spending on new products and device-related features and technology for our network.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs, as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing, and customer care expenses.
Selling, general and administrative expenses increased by $10.0 million, or 28%, for the three months ended March 31, 2026, compared to the prior year period, primarily due to increases associated with the timing of headcount costs and related benefits allocated to programs, and increases in professional fees, including stock appreciation rights expense in the current year resulting from changes in our stock valuation between the years. We expect selling, general and administrative expense to moderate from the first quarter 2026 growth rate to a low double-digit rate for the full year 2026.
Depreciation and Amortization
Depreciation and amortization expense increased by $2.1 million, or 4%, for the quarter ended March 31, 2026, compared to the prior year period, primarily related to satellites placed into service during the prior year and intangible asset amortization.

Other Income (Expense), net
Interest Expense, Net
Interest expense, net decreased $2.5 million, or 11%, for the three months ended March 31, 2026, compared to the prior year period. The decrease resulted primarily from a decrease in the average borrowing rate.
Other Expense, net
Other expense, net, was $0.2 million for the three months ended March 31, 2026, compared to $1.7 million for the prior year period, primarily as the result of changes in foreign currency exchange rates.
Income Tax Expense
For the three months ended March 31, 2026, our income tax expense was $8.8 million, compared to income tax expense of $5.8 million for the prior year period. The increase in income tax expense is primarily related to increased tax expense associated with stock compensation and nondeductible executive compensation, and decreased tax benefit from the deduction for foreign derived deduction eligible income and U.S. tax credits.
The Organisation for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenue and profits above certain thresholds (referred to as Pillar 2). Although the U.S. has not enacted legislation to implement Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. Pillar 2 is applicable to the Company beginning in 2026. However based on the guidance issued to date, we do not expect it to have a material impact on our effective tax rate or our results of operation and financial position.
Loss on Equity Method Investments
For the three months ended March 31, 2026, our loss on equity method investments was $0.7 million compared to a loss of $0.6 million in the prior year period. These amounts reflect the portion of losses recorded on our equity method investments.
Net Income
Net income was $21.6 million for the three months ended March 31, 2026, compared to $30.4 million for the prior year period. The $8.8 million decrease in net income was primarily the result of the increase in selling, general and administrative expenses and increased income tax expense, partially offset by the increase in engineering and support services revenue and commercial services revenue, as described above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations, cash and cash equivalents and our Revolving Facility. As of March 31, 2026, we had approximately $1.8 billion of indebtedness, consisting of amounts outstanding under the Term Loan, the terms of which are described below. We have $100.0 million of additional borrowing available to us under our Revolving Facility as of March 31, 2026. These sources are expected to meet our short-term and long-term liquidity needs, including annual payments for (i) required principal and interest on the Term Loan, which we expect to be $3.4 million, and, based on the current interest rate, approximately $85.0 million, respectively in 2026, (ii) capital expenditures (consistent with 2025), (iii) working capital, (iv) potential share repurchases, and (v) anticipated cash dividend payments to holders of our common stock.
As of March 31, 2026, our total cash and cash equivalents balance was $111.6 million, up from $96.5 million as of December 31, 2025. While we generated cash flows from operations and used less for share repurchases in 2026 than in 2025, these factors were offset in part by increased capital expenditures.
Term Loan and Revolving Facility
Pursuant to a credit agreement (as amended and restated to date, the “Credit Agreement”), we previously entered into a term loan totaling $1,500.0 million (the “Term Loan”), issued at a price equal to 99.75%, and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The maturity of the Term Loan and Revolving Facility are in September 2030 and September 2028, respectively. During 2024, we borrowed an additional $325.0 million under the Term Loan, comprised of $125.0 million in March 2024, issued at a price equal to 99.875% of its face value, and $200.0 million in July 2024, issued at 99.0% of its face value. The additional amounts borrowed are fungible with the original $1,500.0 million, and have the same maturity date, interest rate, and other terms.
As of March 31, 2026, we reported an aggregate balance of $1,774.7 million in borrowings under the Term Loan, before $13.5 million of net unamortized deferred financing costs for a net principal balance of $1,761.2 million outstanding in our condensed consolidated balance sheet. In the first quarter of 2025, we drew $20.0 million under our Revolving Facility for general corporate purposes, all of which was repaid in December 2025, and there were no amounts outstanding as of March 31, 2026 or December 31, 2025.
The Term Loan has been repriced on several occasions, most recently in June 2024, and currently bears interest at an annual rate equal to the SOFR, plus 2.25%, with a 0.75% SOFR floor. We typically select a one-month interest period, with the result that interest is calculated using one-month SOFR. Interest is paid monthly on the last business day of the month. Principal payments, payable quarterly, equal $18.3 million per annum (one percent of the full principal amount of the Term Loan following the additional amount Term Loan amounts borrowed in 2024), with the remaining principal due upon maturity. As noted below, no quarterly principal payment has been made after the first quarter in 2025 as a result of the excess cash flow payment made in May 2025.
The Revolving Facility bears interest at an annual rate equal to SOFR plus 2.5% (but without a SOFR floor) if and as drawn, with no original issue discount, a commitment fee of 0.5% per year on the undrawn amount, which was reduced to 0.375% in the first quarter of 2026 because we had a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of less than 3.5 to 1.
The Term Loan contains no financial maintenance covenants. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn, or subject to letter of credit exposure. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. We complied with all covenants under the Credit Agreement as of March 31, 2026.
The Credit Agreement restricts our ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement permits repayment, prepayment, and repricing transactions. The Credit Agreement also contains a mandatory prepayment sweep mechanism with respect to a portion of our excess cash flow (as defined in the Credit Agreement) in the event our consolidated first lien net leverage ratio rises above 3.5 to 1. Our mandatory excess cash flow prepayment, as specified in the Credit Agreement, was $28.6 million as of December 31, 2024. This amount was paid in May 2025. As a result, no quarterly principal payment was required for the quarter ended March 31, 2026, and no quarterly principal payment will be required until the fourth quarter of 2026. As of December 31, 2025, our first lien net leverage ratio was below the specified leverage ratio and therefore the mandatory prepayment sweep was not required.
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
Contractual Obligations
As of March 31, 2026, we had non-cancelable purchase obligations of approximately $8.1 million for inventory purchases with Benchmark, our primary third-party equipment supplier. Our purchase obligations, all of which are due during the next twelve months, did not change materially from the end of 2025.
We also have contractual obligations in the short and long term related to the Term Loan (see Note 5) and leases.
Dividends
In December 2022, our Board of Directors initiated a quarterly dividend. Total dividends paid during the three months ended March 31, 2026 and March 31, 2025 were $16.5 million and $15.7 million, respectively. We currently expect that comparable cash dividends will continue to be paid in the future, although future dividends will depend on our earnings, capital requirements, financial conditions and other factors that our Board of Directors deems relevant.
Share Repurchases
As of March 31, 2026, $245.3 million remained available and authorized for repurchase under this program through December 31, 2027. Effective October 1, 2025, we paused share repurchases to increase financial flexibility. We will continue to evaluate the amount and timing of share repurchases under our share repurchase program, considering, among other factors, general market conditions, capital allocation priorities, general business conditions, and other investment opportunities. The repurchase program does not obligate us to repurchase any specific amount of common stock and may be modified, suspended, or discontinued at any time without notice at the discretion of our Board of Directors.

Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2026	2025	Change
	(In thousands)
Cash provided by operating activities	$71,615	$61,081	$10,534
Cash used in investing activities	$(29,955)	$(24,546)	$(5,409)
Cash used in financing activities	$(26,343)	$(81,063)	$54,720
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2026 increased by $10.5 million from the prior year period. The changes in operating cash relate to a working capital increase of approximately $14.1 million, primarily due to changes in employee and vendor related accruals, the recognition of deferred revenue, and the timing of customer and vendor payments.
Cash Flows Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 increased by $5.4 million as compared to the prior year period, as a result of the increase in spending on capital expenditures.
Cash Flows Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 decreased by $54.7 million as compared to the prior year period. Cash flows used in the prior year were higher primarily due to share repurchases, offset in part by the $20.0 million draw down on the revolver.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes, useful lives of property and equipment, loss contingencies, and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
There have been no changes to our critical accounting policies and estimates from those described in our 2025 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We had an outstanding aggregate balance of $1,774.7 million under the Term Loan as of March 31, 2026. Under the Term Loan, we pay interest at an annual rate equal to SOFR, plus 2.25%, with a 0.75% SOFR floor. Accordingly, we have been and continue to be subject to interest rate fluctuations. The Cap began in December 2021 and manages our exposure to interest rate movements on a notional amount of $1.0 billion of the Term Loan through November 2026. The Cap provides the right for us to receive payment from the counterparty if one-month SOFR exceeds 1.436%. The interest rate was above the level of the Cap for the three months ended March 31, 2026 and for the full year 2025. For every SOFR increase of 25 basis points above the level of the Cap, we expect our annual interest expense to increase by an additional $1.9 million related to the unhedged portion of the Term Loan.

As of March 31, 2026, the Revolving Facility was undrawn. Accordingly, although the Revolving Facility bears interest at SOFR plus 2.5%, without a SOFR floor, if and as drawn, we are currently not exposed to fluctuations in interest rates with respect to the Revolving Facility.
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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (, or the “Exchange Act”, as of the end of the period covered by this Form 10-Q. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
There are no material pending legal proceedings, other than routine litigation incidental to our business.

ITEM 1A.     RISK FACTORS.
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this report, you should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our 2025 Form 10-K.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
January 1-31	—	$—	—	$245.3 million
February 1-28	—	$—	—	$245.3 million
March 1-31	—	$—	—	$245.3 million
Total	—	$—	—	—
Since initiating share repurchases in February 2021, our Board of Directors has authorized the repurchase of up to $1,500.0 million of our common stock, including the September 2024 authorization to repurchase up to $500.0 million through December 31, 2027. During the fourth quarter of 2025, we paused share repurchases to increase financial flexibility.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
Insider trading arrangements and policies
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6.     EXHIBITS.
The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission.

Exhibit	Description
10.1*	Iridium Communications Inc. Annual Performance Bonus Plan
10.2*	Form of RSU Award Grant Notice and Agreement for use in connection with the Iridium Communications Inc. Annual Performance Bonus Plan
10.3*	Iridium Communications Inc. Executive Severance Plan
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

32.1
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
 Date: April 23, 2026