Form 10-Q
period 2026-06-30
Iridium Communications Inc.
filed 2026-07-22
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 15, 2026 was 105,960,383.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$184,214	$96,501
Accounts receivable, net	104,515	93,772
Inventory	63,470	73,764
Prepaid expenses and other current assets	24,867	12,466
Total current assets	377,066	276,503
Property and equipment, net	1,927,018	1,978,153
Equity method investments	37,511	39,773
Other assets	41,890	50,710
Intangible assets, net	82,666	86,928
Goodwill	98,942	98,942
Total assets	$2,565,093	$2,531,009
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	$12,532	$3,402
Accounts payable	11,521	17,676
Accrued expenses and other current liabilities	74,260	49,465
Deferred revenue	37,222	41,127
Total current liabilities	135,535	111,670
Long-term secured debt, net	1,749,342	1,757,124
Deferred income tax liabilities, net	138,424	130,529
Deferred revenue, net of current portion	41,959	40,316
Other long-term liabilities	27,322	28,770
Total liabilities	2,092,582	2,068,409
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 105,956 and 104,918 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	106	105
Additional paid-in capital	864,367	880,643
Accumulated deficit	(387,281)	(418,554)
Accumulated other comprehensive income (loss), net of tax	(4,681)	406
Total stockholders’ equity	472,511	462,600
Total liabilities and stockholders’ equity	$2,565,093	$2,531,009

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Services	$161,328	$155,570	$319,357	$309,862
Subscriber equipment	20,767	19,455	40,986	42,576
Engineering and support services	43,142	41,881	83,951	79,346
Total revenue	225,237	216,906	444,294	431,784

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	51,314	53,603	100,950	102,389
Cost of subscriber equipment	13,478	11,302	26,492	24,169
Research and development	5,530	4,279	11,704	9,696
Selling, general and administrative	67,044	44,627	112,823	80,380
Depreciation and amortization	53,863	52,837	107,604	104,504
Total operating expenses	191,229	166,648	359,573	321,138
Operating income	34,008	50,258	84,721	110,646
Other expense, net:
Interest expense, net	(19,246)	(22,752)	(38,612)	(44,576)
Other expense, net	(448)	(871)	(642)	(2,556)
Total other expense, net	(19,694)	(23,623)	(39,254)	(47,132)
Income before income taxes and loss on equity method investments	14,314	26,635	45,467	63,514
Income tax expense	(3,125)	(3,807)	(11,952)	(9,626)
Loss on equity method investments	(1,510)	(860)	(2,242)	(1,508)
Net income	$9,679	$21,968	$31,273	$52,380
Weighted average shares outstanding - basic	106,969	107,813	106,648	108,779
Weighted average shares outstanding - diluted	108,468	108,184	107,956	109,498
Net income per share - basic and diluted	$0.09	$0.20	$0.29	$0.48
Comprehensive income:
Net income	$9,679	$21,968	$31,273	$52,380
Foreign currency translation adjustments	393	1,029	433	3,248
Unrealized loss on cash flow hedges, net of tax (see Note 6)	(3,362)	(4,975)	(5,520)	(12,216)
Comprehensive income	$6,710	$18,022	$26,186	$43,412

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2026						Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount					Shares	Amount
Balances at beginning of period	105,718	$106	$866,917	$(396,960)	$(1,712)	$468,351	108,733	$109	$930,311	$(425,224)	$13,249	$518,445
Stock-based compensation	—	—	18,409	—	—	18,409	—	—	20,475	—	—	20,475
Stock options exercised and awards vested	335	—	474	—	—	474	308	—	68	—	—	68
Stock withheld to cover employee taxes	(97)	—	(4,884)	—	—	(4,884)	(95)	—	(2,433)	—	—	(2,433)
Repurchases and retirements of common stock	—	—	—	—	—	—	(2,553)	(3)	(22,174)	(43,418)	—	(65,595)
Dividends	—	—	(16,549)	—	—	(16,549)	—	—	(15,367)	—	—	(15,367)
Cumulative translation adjustments	—	—	—	—	393	393	—	—	—	—	1,029	1,029
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(3,362)	(3,362)	—	—	—	—	(4,975)	(4,975)
Net income	—	—	—	9,679	—	9,679	—	—	—	21,968	—	21,968
Balances at end of period	105,956	$106	$864,367	$(387,281)	$(4,681)	$472,511	106,393	$106	$910,880	$(446,674)	$9,303	$473,615

	Six Months Ended June 30, 2026						Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount					Shares	Amount
Balances at beginning of period	104,918	$105	$880,643	$(418,554)	$406	$462,600	110,357	$110	$964,348	$(406,092)	$18,271	$576,637
Stock-based compensation	—	—	30,813	—	—	30,813	—	—	33,598	—	—	33,598
Stock options exercised and awards vested	1,563	1	540	—	—	541	1,420	1	841	—	—	842
Stock withheld to cover employee taxes	(525)	—	(14,764)	—	—	(14,764)	(457)	—	(13,559)	—	—	(13,559)
Repurchases and retirements of common stock	—	—	—	—	—	—	(4,927)	(5)	(43,106)	(92,962)	—	(136,073)
Dividends	—	—	(32,865)	—	—	(32,865)	—	—	(31,242)	—	—	(31,242)
Cumulative translation adjustments	—	—	—	—	433	433	—	—	—	—	3,248	3,248
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(5,520)	(5,520)	—	—	—	—	(12,216)	(12,216)
Net income	—	—	—	31,273	—	31,273	—	—	—	52,380	—	52,380
Balances at end of period	105,956	$106	$864,367	$(387,281)	$(4,681)	$472,511	106,393	$106	$910,880	$(446,674)	$9,303	$473,615

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$31,273	$52,380
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	9,550	6,741
Depreciation and amortization	107,604	104,504
Stock-based compensation (net of amounts capitalized)	28,740	30,837
Amortization of deferred financing fees	1,375	1,375
Loss on equity method investments	2,242	1,508
All other items, net	414	431
Changes in operating assets and liabilities:
Accounts receivable	(10,622)	18,188
Inventory	10,315	4,090
Prepaid expenses and other current assets	(12,304)	2,092
Other assets	1,521	2,638
Accounts payable	(6,437)	(6,406)
Accrued expenses and other current liabilities	26,931	(16,408)
Deferred revenue	(2,490)	(7,204)
Other long-term liabilities	(2,350)	(4,070)
Net cash provided by operating activities	185,762	190,696

Cash flows from investing activities:
Capital expenditures	(51,791)	(45,256)
Net cash used in investing activities	(51,791)	(45,256)

Cash flows from financing activities:
Payments on the Term Loan	—	(33,024)
Borrowings under the Revolving Credit Facility	—	50,000
Repurchases of common stock	—	(136,073)
Proceeds from exercise of stock options	541	842
Tax payment upon settlement of stock awards	(14,764)	(13,559)
Payment of common stock dividends	(32,728)	(30,794)
Net cash used in financing activities	(46,951)	(162,608)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	693	2,951
Net increase (decrease) in cash and cash equivalents, and restricted cash	87,713	(14,217)
Cash, cash equivalents, and restricted cash, beginning of period	96,501	93,526
Cash, cash equivalents, and restricted cash, end of period	$184,214	$79,309

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$40,185	$45,156
Income taxes paid, net	$4,904	$3,994

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$7,921	$6,064
Dividends accrued on common stock	$3,591	$2,983
Capitalized stock-based compensation	$2,073	$2,761

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
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). This guidance requires detailed disaggregation of certain expense captions presented on the face of the income statement, through enhanced disclosures about types of expenses within the footnotes to the financial statements. ASU 2024-03 is effective for public entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The ASU is required to be adopted prospectively; however, public entities are permitted to apply the ASU retrospectively. The Company is currently evaluating the effect ASU 2024-03 may have on its footnotes; however, the standard will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
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
The fair value estimates are based upon certain market assumptions and information available to the Company. The carrying values of the following financial instruments approximated their fair values as of June 30, 2026 and December 31, 2025: (1) cash and cash equivalents, (2) prepaid expenses and other current assets, (3) accounts receivable, (4) accounts payable, and (5) accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2. In determining fair value of Level 2 assets, the Company uses a market approach utilizing valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets. The Company did not hold any Level 3 assets as of June 30, 2026 or December 31, 2025.
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
The following table summarizes the Company’s inventory balances:

	June 30, 2026	December 31, 2025
	(In thousands)
Finished goods	$41,806	$52,352
Raw materials	22,401	22,431
Inventory valuation reserve	(737)	(1,019)
Total	$63,470	$73,764
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
3. Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents:

	June 30, 2026	December 31, 2025	Recurring Fair Value Measurement
	(In thousands)
Cash and cash equivalents:
Cash	$33,868	$24,260
Money market funds	150,346	72,241	Level 2
Total cash and cash equivalents	$184,214	$96,501

4. Intangible Assets and Goodwill

Intangible Assets

The following tables present identifiable intangible assets:

	June 30, 2026
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(12,070)	4,369
Patents	14 - 20 years	587	(270)	317
Customer relationships	12 years	57,000	(14,245)	42,755
Total		74,026	(26,585)	47,441
Total intangible assets		$109,251	$(26,585)	$82,666

	December 31, 2025
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(11,854)	4,585
Patents	14 - 20 years	587	(249)	338
Customer relationships	12 years	57,000	(10,220)	46,780
Total		74,026	(22,323)	51,703
Total intangible assets		$109,251	$(22,323)	$86,928

Amortization expense was $2.1 million and $1.0 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $4.2 million and $2.0 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

Goodwill
At each of June 30, 2026 and December 31, 2025, the Company’s goodwill balance was $98.9 million. The goodwill balance was a result of the acquisition of Satelles, Inc.
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

The proceeds from the March 2024 Term Loan were used for the acquisition of Satelles, Inc. on April 1, 2024. In March 2025 and April 2025, the Company drew down $20.0 million and $30.0 million on its Revolving Facility, respectively, for general corporate purposes, all of which was repaid prior to December 31, 2025. On July 1, 2026, the Company drew down $100.0 million on its Revolving Facility, the proceeds of which were used for the acquisition of Aireon Holdings LLC (“Aireon Holdings”) (see Note 15).
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
As of each of June 30, 2026 and December 31, 2025, the Company reported an aggregate of $1,774.7 million in borrowings under the Term Loan. This amount does not include $12.8 million and $14.2 million of net unamortized deferred financing costs as of June 30, 2026 and December 31, 2025, respectively. The net principal balance in borrowings in the accompanying consolidated balance sheets as of June 30, 2026 and December 31, 2025 amounted to $1,761.9 million and $1,760.6 million, respectively. As of June 30, 2026 and December 31, 2025, based upon recent trading prices (Level 2 - market approach), the fair value of the Company’s borrowings under the Term Loan was $1,778.1 million and $1,734.8 million, respectively.
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
The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. The Company complied with all covenants as of June 30, 2026.
Interest on Debt
Total interest incurred includes amortization of deferred financing fees and capitalized interest. The following table presents the interest and amortization of deferred financing fees related to the Term Loan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Total interest incurred	$22,535	$24,742	$44,911	$48,999
Amortization of deferred financing fees	$753	$725	$1,476	$1,436
Capitalized interest	$1,564	$833	$3,052	$2,067
At each of June 30, 2026 and December 31, 2025, accrued interest on the Term Loan was $0.3 million.

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
Interest Rate Cap
In July 2021, the Company entered into an interest rate cap contract (the “Cap”), which had an effective date of December 2021. The Cap manages the Company’s exposure to interest rate movements on a portion of the Term Loan through November 2026. The Cap, as modified to date, currently provides the Company with the right to receive payment from the counterparty if one-month SOFR exceeds 1.436%. The Company pays a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1.0 billion as of June 30, 2026 and December 31, 2025.
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
Fair Value of Derivative Instruments
As of June 30, 2026 and December 31, 2025, the Company had an asset balance of $8.2 million and $17.0 million, respectively, for the fair value of the Cap and a liability balance of $1.1 million and $2.6 million, respectively, for the fair value of the Cap premium. Both the Cap and the Cap premium are recorded net within other assets on the condensed consolidated balance sheet.
During each of the three months ended June 30, 2026 and 2025, the Company incurred $0.8 million in interest expense for the Cap premium, and during each of the six months ended June 30, 2026 and 2025, the Company incurred $1.6 million in interest expense for the Cap premium. Interest expense was reduced by $5.6 million and $7.3 million for the three months ended June 30, 2026 and 2025, respectively, and $11.2 million and $14.5 million for the six months ended June 30, 2026 and 2025, respectively, for payments received related to the Cap.
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
The following table presents the amount of unrealized gain or loss and related tax impact associated with the derivative instruments that the Company recorded in its condensed consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Unrealized loss, net of tax	$(3,362)	$(4,975)	$(5,520)	$(12,216)
Tax benefit	$1,010	$1,499	$1,655	$3,684

7. Equity Transactions
Preferred Stock
The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock, all of which have been converted to common stock. The remaining 0.5 million authorized shares of preferred stock remained undesignated and unissued as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, there were no outstanding shares of preferred stock, as all previously designated and issued preferred stock was converted into common stock in prior periods.
Dividends
Stockholders are entitled to receive, when and if declared by the Company’s Board of Directors from time to time, dividends and other distributions in cash, stock or property from the Company’s assets or funds legally and contractually available for such purposes. In December 2022, the Company’s Board of Directors initiated a quarterly dividend. The Company paid dividends of $0.15 per share of common stock for each of the three months ended March 31 and June 30, 2026, resulting in total payments to stockholders of $32.7 million for the six months ended June 30, 2026. The Company paid dividends of $0.14 per share of common stock for each of the three months ended March 31 and June 30, 2025, resulting in total dividend payments for the six months ended June 30, 2025 of $30.8 million. The Company’s liability related to dividends on common shares underlying unvested restricted stock units (“RSUs”) was $3.6 million and $3.5 million as of June 30, 2026 and December 31, 2025, respectively.
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
The Company repurchased and subsequently retired 2.6 million and 4.9 million shares of its common stock during the three and six months ended June 30, 2025, respectively, for a total purchase price of $65.0 million and $135.0 million, respectively, exclusive of $0.6 million and $1.1 million, respectively, of excise taxes incurred. During the fourth quarter of 2025, the Company paused share repurchases to increase financial flexibility. On June 28, 2026, the Company’s Board of Directors terminated the share repurchase program in connection with entering into the Agreement and Plan of Merger with Rocket Lab Corporation described in Note 14.
8. Revenue
The following table summarizes the Company’s services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Commercial services revenue:
Voice and data	$58,387	$56,810	$115,820	$112,752
IoT data	47,071	44,741	93,037	88,596
Broadband	11,674	12,724	23,896	25,600
Hosted payload and other data	16,571	14,545	31,354	29,414
Total commercial services revenue	133,703	128,820	264,107	256,362
Government services revenue	27,625	26,750	55,250	53,500
Total services revenue	$161,328	$155,570	$319,357	$309,862

The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Commercial	$1,689	$2,404	$3,032	$4,041
Government	41,453	39,477	80,919	75,305
Total engineering and support services revenue	$43,142	$41,881	$83,951	$79,346
Approximately 44% and 46% of the Company’s accounts receivable balance at June 30, 2026 and December 31, 2025, respectively, were due from prime contracts or subcontracts with agencies of the U.S. government.
The Company’s contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond one year is immaterial to the financial statements.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $11.4 million and $13.9 million for the three months ended June 30, 2026 and 2025, respectively, and $26.8 million and $30.1 million for the six months ended June 30, 2026 and 2025, respectively.
The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed:

	June 30, 2026	December 31, 2025
	(In thousands)
Contract Assets:
Commissions	$1,546	$1,603
Other contract costs	$1,540	$1,626

9. Leases
Operating leases in which the Company was a lessor as of June 30, 2026 consisted primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 12) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the estimated useful lives of the satellites, currently estimated to be approximately 17.5 years from their respective in-service dates. Lease income related to these agreements was $3.1 million for each of the three months ended June 30, 2026 and 2025, and $6.2 million for each of the six months ended June 30, 2026 and 2025. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive income.
Aireon has made payments to the Company pursuant to its hosting agreement (the “Aireon Hosting Agreement”). L3Harris has prepaid all amounts owed to the Company pursuant to its hosting arrangement. The following table presents future income with respect to the Company’s operating leases in which it is the lessor existing at June 30, 2026, exclusive of the $6.2 million recognized during the six months ended June 30, 2026, by year and in the aggregate, assuming that those leases continue:

Year Ending December 31,	Amount
(In thousands)
2026	$6,195
2027	12,391
2028	12,391
2029	12,391
2030	12,391
Thereafter	57,693
Total lease income	$113,452
10. Stock-Based Compensation
In May 2025, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of June 30, 2026, the aggregate number of shares remaining available for future grants under the Amended 2015 Plan was 10,640,033. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, RSUs, stock appreciation rights, and other equity securities to employees, consultants, and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.
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

The following tables summarize the Company’s RSU activity:

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2025	4,049	$29.45
Granted	2,042	24.22
Forfeited	(221)	28.17
Released	(1,521)	33.09
Outstanding at June 30, 2026	4,349	$25.76
Vested and unreleased at June 30, 2026 (1)	605

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2024	3,870	$32.56
Granted	2,071	31.13
Forfeited	(145)	38.17
Released	(1,329)	34.41
Outstanding at June 30, 2025	4,467	$31.16
Vested and unreleased at June 30, 2025 (1)	555
(1)     These RSUs were granted to the Company’s Board of Directors as a part of their compensation for board and committee service and had vested but had not yet settled, meaning that the underlying shares of common stock had not been issued and released.
Service-Based RSUs
The majority of the annual compensation the Company provides to non-employee members of its Board of Directors is paid in the form of RSUs. In addition, some members of the Company’s Board of Directors may elect to receive their cash retainers, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 129,000 and 71,000 service-based RSUs were granted to the non-employee members of the Company’s Board of Directors as a result of these payments and elections during the six months ended June 30, 2026 and 2025, respectively, with an estimated grant date fair value of $2.5 million and $2.1 million, respectively.
During the six months ended June 30, 2026 and 2025, the Company granted approximately 1,902,000 and 1,190,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $46.6 million and $36.8 million, respectively. The increase in service-based RSUs to employees resulted primarily from a change in executive compensation, a portion of which was previously granted in performance-based RSUs.
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
11. Income Taxes
Income before income taxes and loss on equity method investments was $14.3 million and $45.5 million for the three and six months ended June 30, 2026, respectively, while the income tax expense was $3.1 million and $12.0 million, respectively. The effective tax rate was 21.8% and 26.3% for the three and six months ended June 30, 2026, respectively, which differed from the federal statutory rate of 21%, primarily due to acquisition costs, discrete tax expense associated with stock compensation and nondeductible executive compensation, partially offset by tax benefit from the deduction for foreign derived deduction eligible income and U.S. tax credits.
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
12. Related Party Transactions
Aireon LLC and Aireon Holdings LLC
The Company’s satellite constellation hosts the Aireon® system. The Aireon system was developed by Aireon, which the Company formed in 2011 and which received subsequent investments from several air navigation service providers (“ANSPs”) to provide a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast (“ADS-B”) receivers on the Company’s satellites. Aireon is the operator of the world's only space-based ADS-B air traffic surveillance system. Aireon has contracted to offer this service to ANSPs, which use the service to provide improved air traffic control services over the oceans, as well as polar and remote regions. Aireon also markets its data and services to airlines and other commercial users. As of June 30, 2026, the Company and the other Aireon investors held their interests in Aireon Holdings through an amended and restated LLC agreement (the “Aireon Holdings LLC Agreement”). Aireon Holdings holds 100% of the membership interests in Aireon, which is the operating entity.
In June 2022, the Company entered into a subscription agreement with Aireon Holdings and invested $50.0 million in exchange for an approximate 6% preferred membership interest in Aireon Holdings. The Company’s investment in Aireon Holdings is accounted for as an equity method investment. The carrying value of the Company’s investment in Aireon Holdings was $36.3 million and $38.5 million as of June 30, 2026 and December 31, 2025, respectively. The investments by the Company prior to June 2022 had previously been written down to a carrying value of zero.
On May 13, 2026, the Company entered into a purchase agreement to acquire the remaining equity of Aireon Holdings, which was consummated on July 2, 2026 (the "Securities Purchase Agreement") (see Note 15).
At each of June 30, 2026 and December 31, 2025, the Company’s fully diluted ownership stake in Aireon Holdings was approximately 39.5%, which is subject to partial future redemption under provisions contained in the Aireon Holdings LLC Agreement.
Under the agreements with Aireon, Aireon agreed to pay the Company fees of $200.0 million to host the ADS-B receivers, of which $134.5 million had been paid as of June 30, 2026. These fees are recognized over the estimated useful life of the satellites. The Company recognized $2.3 million and $4.6 million of hosting fee revenue under the Aireon Hosting Agreement for each of the three and six months ended June 30, 2026 and 2025, respectively.
Additionally, Aireon has paid power and data services fees of approximately $23.5 million per year, in the aggregate for the delivery of air traffic surveillance data over the Iridium system. The Company recorded $5.9 million of power and data service fee revenue from Aireon for each of the three months ended June 30, 2026 and 2025, and $11.7 million for each of the six months ended June 30, 2026 and 2025. Receivables due from Aireon for power and data services totaled $2.0 million as of each of June 30, 2026 and December 31, 2025.
Under two services agreements, the Company has also provided Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under these two agreements totaled $1.6 million and $0.3 million at each of June 30, 2026 and December 31, 2025.
Prior to the closing of the Aireon acquisition, the Company and other Aireon investors agreed to participate pro rata, based on their fully diluted ownership stakes, in funding an investor bridge loan to Aireon. As of June 30, 2026, the Company’s maximum funding commitment for the bridge loan was $11.9 million. No commitments remain in place after the Company's acquisition of the remaining equity of Aireon Holdings, and no bridge loan amounts were outstanding as of June 30, 2026 or December 31, 2025.
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
The following table summarizes the computations of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Numerator:
Net income - basic and diluted	$9,679	$21,968	31,273	52,380

Denominator:
Weighted average common shares — basic	106,969	107,813	106,648	108,779
Dilutive effect of stock options	90	91	82	104
Dilutive effect of RSUs	1,409	280	1,226	615
Weighted average common shares — diluted	108,468	108,184	107,956	109,498

Net income per share - basic and diluted	$0.09	$0.20	$0.29	$0.48
14. Merger Agreement with Rocket Lab Corporation
On June 28, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rocket Lab Corporation (“Rocket Lab”) pursuant to which the Company agreed to be acquired by Rocket Lab (the “Transaction”).
Subject to the terms and conditions set forth in the Merger Agreement, each issued and outstanding share of the Company's common stock, other than as specified in the Merger Agreement, will be converted into the right to receive (i) $27.00 in cash and (ii) a number of shares of Rocket Lab’s common stock equal to the Exchange Ratio (as defined below). The “Exchange Ratio” will be the following: (i) if the Rocket Lab Common Stock Price (as defined below) is equal to or less than $67.50, then the Exchange Ratio will be 0.4000; (ii) if the Rocket Lab Common Stock Price is greater than $67.50 but less than $112.50, then the Exchange Ratio will be the quotient obtained by dividing $27.00 by the Rocket Lab Common Stock Price, rounded to four decimal places; and (iii) if the Rocket Lab Common Stock Price is equal to or greater than $112.50, then the Exchange Ratio will be 0.2400. “Rocket Lab Common Stock Price” is defined as the volume weighted average price per share of Rocket Lab’s common stock on the Nasdaq Global Select Market for the period of the ten consecutive trading days ending on and including the second full trading day prior to the First Effective Time (as defined in the Merger Agreement).
The Merger Agreement provides each of the Company and Rocket Lab with certain termination rights and, under certain circumstances, may require the Company to pay a $223.6 million termination fee.
The Transaction is expected to be completed in mid-2027, subject to the satisfaction of customary closing conditions and interim operating covenants, including covenants that generally require the Company to conduct its business in the ordinary course consistent with past practice and subject the Company to restrictions on certain actions pending consummation of the Transaction.

15. Subsequent Events
On July 2, 2026, the Company, through its wholly owned subsidiary Iridium Monitor Holdings LLC (“Iridium Monitor Holdings”), completed its previously announced acquisition of the remaining 60.5% of equity interests in Aireon Holdings that the Company did not already own pursuant to a Securities Purchase Agreement with NAV CANADA, the Irish Air Navigation Service, ENAV S.P.A., Naviair Surveillance A/S, NATS (Services) Limited, and certain of their affiliated entities (collectively, the “Sellers”). The Company now indirectly owns all of the membership interests in Aireon Holdings and its subsidiary Aireon. The aggregate purchase price payable to the Sellers was approximately $366.7 million, of which 50% was paid in cash at the closing of the acquisition (the “Aireon Closing”) and the remaining 50% was deferred in the form of a loan by the Sellers, payable one year following the Aireon Closing pursuant to a Credit and Guaranty Agreement. Prior to the acquisition, on July 1, 2026, the Company drew down $100.0 million on its Revolving Facility as a source for cash paid at the Aireon Closing.
As a result of the acquisition, the Company's debt obligations have increased, incorporating a $183.4 million one-year, non-interest-bearing loan from the sellers and the consolidation of Aireon's existing term loans, which had an outstanding balance of $154.7 million at the closing date.

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
Overview of Our Business
We are a leading provider of global voice, data and positioning, navigation and timing (“PNT”) satellite services and are the only commercial provider of communications services offering true global coverage, connecting people, organizations, and assets to and from anywhere, in real time. Our low-earth orbit (“LEO”), L-band network provides specialized, reliable, weather-resilient communications services to regions of the world where terrestrial wireless or wireline networks do not exist or are limited, including remote land areas, open ocean, airways, the polar regions and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters. In addition, our satellites have other payloads that facilitate specific additional services for customers, such as our subsidiary Aireon LLC’s space-based air traffic surveillance system. We also utilize our long history operating a commercial LEO satellite system to provide a growing array of engineering and operational services to government customers and government network operators such as the U.S. Space Force.
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
We primarily sell our products and services to commercial end users by recruiting and expanding a global wholesale distribution network, currently encompassing approximately 120 service providers, approximately 320 value-added resellers (“VARs”), and approximately 100 value-added manufacturers, which create and sell technology that uses the Iridium network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific industries or business areas. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.
As of June 30, 2026, we had approximately 2,627,000 billable subscribers worldwide, an increase of 144,000, or 6%, from approximately 2,483,000 billable subscribers as of June 30, 2025. We have a diverse customer base, including end users in land mobile, Internet of Things (“IoT”), maritime, aviation and government.
Aireon Acquisition
On May 13, 2026, we entered into a Securities Purchase Agreement with NAV CANADA, the Irish Air Navigation Service, ENAV S.P.A., Naviair Surveillance A/S, NATS (Services) Limited, and certain of their affiliated entities (the “Sellers”), pursuant to which, on July 2, 2026 (the “Aireon Closing Date”), we, through our wholly owned subsidiary, Iridium Monitor Holdings LLC (“Iridium Monitor Holdings”), closed our acquisition of Aireon Holdings LLC (“Aireon Holdings”), acquiring the remaining 60.5% of equity interests in Aireon Holdings that we did not already own (the “Aireon Closing”).
We now indirectly own all of the membership interests in Aireon Holdings and its subsidiary Aireon LLC (“Aireon”), which is the operator of the world’s only space-based ADS-B air traffic surveillance system. We acquired the additional equity interest for approximately $366.7 million, 50% in cash and 50% deferred and in the form of a loan by the Sellers, payable one year following the Aireon Closing pursuant to a Credit and Guaranty Agreement. We view this acquisition as a defining step toward achieving our long-term business objective to provide the foundational architecture for global aviation safety, bringing space-based surveillance, safety communications, PNT, and operational data together on a single network.

Anticipated Merger with Rocket Lab Corporation
On June 28, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rocket Lab Corporation (“Rocket Lab”), pursuant to which we agreed to be acquired by Rocket Lab (the “Transaction”).
Subject to the terms and conditions set forth in the Merger Agreement, each issued and outstanding share of our common stock, other than as specified in the Merger Agreement, will be converted into the right to receive (i) $27.00 in cash and (ii) a number of shares of Rocket Lab’s common stock equal to the Exchange Ratio (as defined below). The “Exchange Ratio” will be the following: (i) if the Rocket Lab Common Stock Price (as defined below) is equal to or less than $67.50, then the Exchange Ratio will be 0.4000; (ii) if the Rocket Lab Common Stock Price is greater than $67.50 but less than $112.50, then the Exchange Ratio will be the quotient obtained by dividing $27.00 by the Rocket Lab Common Stock Price, rounded to four decimal places; and (iii) if the Rocket Lab Common Stock Price is equal to or greater than $112.50, then the Exchange Ratio will be 0.2400. “Rocket Lab Common Stock Price” is defined as the volume weighted average price per share of Rocket Lab’s common stock on the Nasdaq Global Select Market for the period of the ten consecutive trading days ending on and including the second full trading day prior to the First Effective Time (as defined in the Merger Agreement).
The Merger Agreement provides each of us and Rocket Lab with certain termination rights and, under certain circumstances, may require us to pay a $223.6 million termination fee.
Our Board of Directors unanimously approved the Merger Agreement and resolved to recommend that our stockholders approve the adoption of the Merger Agreement and the Transaction. In addition, each of our directors holding shares of our common stock has entered into a voting agreement to support the Transaction.
The Transaction is expected to be completed in mid-2027, subject to the satisfaction of customary closing conditions, including (i) the adoption of the Merger Agreement and the Transaction by the affirmative vote of the holders of a majority of our outstanding common stock; (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and consent of the U.S. Federal Communications Commission to the transfer of control of certain of our telecommunication authorizations; (iii) receipt of clearances or approvals under other specified foreign investment and satellite and telecommunications laws; (iv) the absence of any order or law issued, enforced or enacted by a governmental authority in certain specified jurisdictions that prevents, makes illegal or enjoins the consummation of the Transaction; (v) there having not occurred a Company Material Adverse Effect or a Parent Material Adverse Effect, each as defined in the Merger Agreement; and (vi) the effectiveness of a registration statement on Form S-4 with respect to shares of Rocket Lab Common Stock to be issued in the Transaction and approval of such shares for listing on the Nasdaq Global Select Market. The Merger Agreement also subjects us to interim operating covenants that generally require us to conduct our business in the ordinary course consistent with past practice and preserve our business organization, key personnel, customer and business relationships, and material assets, and restrict us from or limit us in taking certain actions, including amending our organizational documents; issuing or repurchasing equity securities; declaring dividends or distributions; pursuing acquisitions, dispositions or significant investments; incurring material indebtedness or capital expenditures; entering into, terminating or materially modifying certain significant contracts; taking certain actions with respect to employee compensation and benefit arrangements, accounting, and tax matters; settling material litigation; and taking certain actions affecting our satellite operations, telecommunications permits, or other material assets.
For more information regarding the Transaction and related arrangements, see the Current Report on Form 8-K that we filed on June 29, 2026.

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
•reliance on a few significant customers, particularly agencies of the U.S. government, for a substantial portion of our revenue, as a result of which the loss or decline in business with any of these customers may negatively impact our revenue and collectability of related accounts receivable, including as a result of an extended government shutdown or the use of continuing resolutions;
•our ability to realize the expected benefits of our acquisition of Aireon Holdings and effectively integrate Aireon and its personnel with our existing operations;
•our ability to complete the Transaction on the anticipated timeline or at all;
•the occurrence of any event, change or other circumstance that could give rise to the right of one or both of Rocket Lab or us to terminate the Merger Agreement;
•disruption to our business as a result of the announcement and pendency of the Transaction, including due to diversion of management’s attention and time and restrictions in the Merger Agreement that could affect our ability to pursue business opportunities or execute business strategies; and
•the possibility that the Transaction may be more expensive to complete than anticipated; and the reputational risk and adverse reactions of customers, suppliers, employees, or other business partners resulting from the announcement of the Transaction.

Comparison of Our Results of Operations for the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,				Change
	2026	% of Total Revenue	2025	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$161,328	72%	$155,570	72%	$5,758	4%
Subscriber equipment	20,767	9%	19,455	9%	1,312	7%
Engineering and support services	43,142	19%	41,881	19%	1,261	3%
Total revenue	225,237	100%	216,906	100%	8,331	4%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	51,314	23%	53,603	25%	(2,289)	(4)%
Cost of subscriber equipment	13,478	6%	11,302	5%	2,176	19%
Research and development	5,530	2%	4,279	2%	1,251	29%
Selling, general and administrative	67,044	30%	44,627	21%	22,417	50%
Depreciation and amortization	53,863	24%	52,837	24%	1,026	2%
Total operating expenses	191,229	85%	166,648	77%	24,581	15%
Operating income	34,008	15%	50,258	23%	(16,250)	(32)%

Other expense:
Interest expense, net	(19,246)	(9)%	(22,752)	(10)%	3,506	(15)%
Other income, net	(448)	—%	(871)	—%	423	(49)%
Total other expense, net	(19,694)	(9)%	(23,623)	(10)%	3,929	(17)%
Income before income taxes and loss on equity method investments	14,314	6%	26,635	13%	(12,321)	(46)%
Income tax expense	(3,125)	(1)%	(3,807)	(2)%	682	(18)%
Loss on equity method investments	(1,510)	(1)%	(860)	—%	(650)	76%
Net income	$9,679	4%	$21,968	11%	$(12,289)	(56)%

Revenue
Commercial Service Revenue

	Three Months Ended June 30,
	2026			2025			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$58.4	402	$49	$56.8	415	$46	$1.6	(13)	$3
IoT data	47.1	2,091	7.64	44.8	1,924	7.83	2.3	167	(0.19)
Broadband (3)	11.7	16.0	243	12.7	16.3	260	(1.0)	(0.3)	(17)
Hosted payload and other data	16.5	N/A		14.5	N/A		2.0	N/A
Total commercial services	$133.7	2,509		$128.8	2,355		$4.9	154
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
For the three months ended June 30, 2026, total commercial services revenue increased $4.9 million, or 4%, from the prior year period primarily as a result of increases in IoT data, voice and data services and hosted payload and other data services. Commercial IoT revenue increased $2.3 million, or 5%, for the three months ended June 30, 2026, compared to the same period of the prior year, driven by a 9% increase in billable subscribers, offset in part by a decline in ARPU. Hosted payload and other data service revenue increased $2.0 million, or 14%, compared to the prior year period, primarily due to increases in other data services contracts. Commercial voice and data revenue increased $1.6 million, or 3%, for the three months ended June 30, 2026, compared to the same period of the prior year, primarily due to increased ARPU from price increases implemented during the second half of the prior year. The increases in commercial services were partially offset by a decrease in commercial broadband revenue of $1.0 million, or 8%, for the three months ended June 30, 2026, compared to the prior year period, due primarily to the decline in ARPU to $243 in the second quarter of 2026, as compared to $260 in the prior year period, reflecting the increased prevalence of use of lower-priced companion plans in the current year period.
Government Service Revenue

	Three Months Ended June 30,
	2026		2025		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$27.6	118	$26.8	128	$0.8	(10)
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services (“EMSS”) contract. Under the terms of this EMSS contract, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The service fee under the EMSS contract is fixed at $110.5 million per year for the remainder of the term and is not based on subscribers or usage, allowing an unlimited number of users access to these services. Revenue for the three months ended June 30, 2026 increased slightly reflecting the contractual step ups in the EMSS contract. The EMSS contract expires in September 2026, although based on federal acquisition regulations, the government has the ability to unilaterally extend for an additional six months, at the same rate. We have begun discussions with the U.S. government on a new EMSS contract, which we expect to enter into by March 2027, prior to expiration of the existing EMSS contract. For more on risks associated with the EMSS contract expiration, see the risk factor captioned “—Our agreements with U.S. government customers, particularly the Department of War (“DoW”), which represent a significant portion of our revenue, are subject to termination and renewal” in our 2025 Form 10-K.

Subscriber Equipment Revenue
Subscriber equipment revenue increased by $1.3 million, or 7%, for the three months ended June 30, 2026, compared to the prior year period, primarily as a result of an increase in volume of L-band transceiver and Certus device sales offset in part by a decrease in volume of Short Burst Data® device sales. We continue to expect equipment revenue in 2026 to be in line with 2025.
Engineering and Support Service Revenue

	Three Months Ended June 30,
	2026	2025	Change
	(In millions)
Commercial engineering and support services	$1.7	$2.4	$(0.7)
Government engineering and support services	41.5	39.5	2.0
Total engineering and support services	$43.2	$41.9	$1.3
Engineering and support service revenue increased by $1.3 million, or 3%, for the three months ended June 30, 2026, compared to the prior year period, primarily due to increased work under certain government contracts. We expect engineering and support service revenue to be higher in 2026 than in 2025.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) decreased by $2.3 million, or 4%, for the three months ended June 30, 2026 from the prior year period, primarily as a result of decreased costs for network and satellite operations, maintenance and product support, as well as a decrease in work under commercial engineering contracts.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment increased by $2.2 million, or 19%, for the three months ended June 30, 2026, compared to the prior year period, primarily due to the net increase in volume of device sales, as noted above. The percentage increase in equipment revenue did not match the change in cost of subscriber equipment primarily related to increased costs.
Research and Development
Research and development expenses increased by $1.3 million, or 29%, for the three months ended June 30, 2026, compared to the prior year period based on increased spending on new products and device-related features and technology for our network.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs, as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses increased by $22.4 million, or 50%, for the three months ended June 30, 2026, compared to the prior year period, primarily due to increases in transaction costs totaling $14.3 million, associated with the Merger Agreement with Rocket Lab and the Aireon acquisition. The increase was also due to professional fees, including stock appreciation rights expense in the current year resulting from changes in our stock valuation, including the effect of the announcement of the Merger Agreement with Rocket Lab, between the years.
We expect our selling, general and administrative expenses to increase due to increases in professional and advisory fees during the pendency of the Transaction and in connection with the closing and integration of Aireon.
Depreciation and Amortization
Depreciation and amortization expense increased by $1.0 million, or 2%, for the quarter ended June 30, 2026, compared to the prior year period, primarily related to intangible asset amortization.

Other Income (Expense), net
Interest Expense, Net
Interest expense, net decreased $3.5 million, or 15%, for the three months ended June 30, 2026, compared to the same period of the prior year. The decrease resulted primarily from a decrease in the average borrowing rate and the decrease in average outstanding debt balance in 2026 as compared to the prior year which had $50.0 million outstanding under the Revolving Facility. We expect interest expense to increase as a result of our drawing $100.0 million on July 1, 2026 under our Revolving Facility.
Other Expense, net
Other expense, net, was $0.4 million for the three months ended June 30, 2026, compared to $0.9 million for the prior year period, primarily as the result of changes in foreign currency exchange rates.
Income Tax Expense
For the three months ended June 30, 2026, our income tax expense was $3.1 million, compared to $3.8 million for the prior year period. The decrease in income tax expense is primarily related to decreased tax expense associated with stock compensation and nondeductible executive compensation, partially offset by decreased tax benefit from the deduction for foreign derived deduction eligible income and tax expense from acquisition costs.
The Organisation for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenue and profits above certain thresholds (referred to as Pillar 2). Although the U.S. has not enacted legislation to implement Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. Pillar 2 is applicable to us beginning in 2026. However based on the guidance issued to date, we do not expect it to have a material impact on our effective tax rate or our results of operation and financial position.
Loss on Equity Method Investments
For the three months ended June 30, 2026, our loss on equity method investments was $1.5 million compared to a loss of $0.9 million in the prior year period. These amounts reflect the portion of losses recorded on our equity method investments.
Net Income
Net income was $9.7 million for the three months ended June 30, 2026, compared to $22.0 million for the prior year period. The $12.3 million decrease in net income was primarily the result of the increases in total operating expense, primarily selling, general and administrative expenses, partially offset by the increases in commercial services revenue, as described above and decreased interest expense.

Comparison of Our Results of Operations for the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,				Change
	2026	% of Total Revenue	2025	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$319,357	72%	$309,862	72%	$9,495	3%
Subscriber equipment	40,986	9%	42,576	10%	(1,590)	(4)%
Engineering and support services	83,951	19%	79,346	18%	4,605	6%
Total revenue	444,294	100%	431,784	100%	12,510	3%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	100,950	23%	102,389	24%	(1,439)	(1)%
Cost of subscriber equipment	26,492	6%	24,169	5%	2,323	10%
Research and development	11,704	3%	9,696	2%	2,008	21%
Selling, general and administrative	112,823	25%	80,380	19%	32,443	40%
Depreciation and amortization	107,604	24%	104,504	24%	3,100	3%
Total operating expenses	359,573	81%	321,138	74%	38,435	12%
Operating income	84,721	19%	110,646	26%	(25,925)	(23)%

Other expense:
Interest expense, net	(38,612)	(9)%	(44,576)	(10)%	5,964	(13)%
Other expense, net	(642)	—%	(2,556)	(1)%	1,914	(75)%
Total other expense, net	(39,254)	(9)%	(47,132)	(11)%	7,878	(17)%
Income before income taxes and loss on equity method investments	45,467	10%	63,514	15%	(18,047)	(28)%
Income tax expense	(11,952)	(3)%	(9,626)	(2)%	(2,326)	24%
Loss on equity method investments	(2,242)	(1)%	(1,508)	—%	(734)	49%
Net income	$31,273	6%	$52,380	13%	$(21,107)	(40)%

Revenue
Commercial Service Revenue

	Six Months Ended June 30,
	2026			2025			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$115.8	402	$48	$112.8	415	$45	$3.0	(13)	$3
IoT data	93.0	2,091	7.58	88.6	1,924	7.75	4.4	167	(0.17)
Broadband (3)	23.9	16.0	248	25.6	16.3	260	(1.7)	(0.3)	(12)
Hosted payload and other data	31.4	N/A		29.4	N/A		2.0	N/A
Total commercial services	$264.1	2,509		$256.4	2,355		$7.7	154
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
For the six months ended June 30, 2026, total commercial services revenue increased $7.7 million, or 3%, from the prior year period primarily driven by increases in IoT data, voice and data and hosted payload and other data services revenue. Commercial IoT revenue increased $4.4 million, or 5%, for the six months ended June 30, 2026, compared to the prior year period, driven by a 9% increase in IoT billable subscribers, offset in part by a decline in ARPU. Commercial voice and data revenue increased $3.0 million, or 3%, from the prior year period, primarily due to increased ARPU from price increases implemented during the second half of the prior year. Hosted payload and other data service revenue increased $2.0 million, or 7%, compared to the prior year period, primarily due to increases in other data services contracts. Commercial broadband revenue decreased $1.7 million, or 7%, for the six months ended June 30, 2026, compared to the prior year period, primarily due to a decrease in ARPU to $248 in the second quarter of 2026, as compared to $260 in the prior year period, reflecting the increased prevalence of use of lower-priced companion plans in the current year period.
Government Service Revenue

	Six Months Ended June 30,
	2026		2025		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$55.3	118	$53.5	128	$1.8	(10)
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to the U.S. government and other authorized customers pursuant to our EMSS contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The service fee under the EMSS contract is fixed at $110.5 million per year for the remainder of the term and is not based on subscribers or usage, allowing an unlimited number of users access to these services. Revenue for the six months ended June 30, 2026 increased $1.8 million reflecting the contractual step ups in the EMSS contract. The EMSS contract expires in September 2026, although based on federal acquisition regulations, the government has the ability to unilaterally extend for an additional six months, at the same rate. We have begun discussions with the U.S. government on a new EMSS contract, which we expect to enter into by March 2027, prior to expiration of the existing EMSS contract. For more on risks associated with the EMSS contract expiration, see the risk factor captioned “—Our agreements with U.S. government customers, particularly the DoW, which represent a significant portion of our revenue, are subject to termination and renewal” in our 2025 Form 10-K.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased $1.6 million, or 4%, for the six months ended June 30, 2026, compared to the prior year period, primarily as a result of a decrease in volume of handset, L-band transceiver and Short Burst Data device sales, offset in part by an increase in the volume of Certus device sales. We continue to expect equipment revenue in 2026 to be in line with 2025.
Engineering and Support Service Revenue

	Six Months Ended June 30,
	2026	2025	Change
	(In millions)
Commercial engineering and support services	$3.0	$4.0	$(1.0)
Government engineering and support services	80.9	75.3	5.6
Total engineering and support services	$83.9	$79.3	$4.6
Engineering and support service revenue increased $4.6 million, or 6%, for the six months ended June 30, 2026 compared to the prior year period due to increased work under certain government projects, predominantly the contract with the Space Development Agency (“SDA”). We expect engineering and support service revenue to be higher in 2026 than in 2025.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) decreased by $1.4 million, or 1%, for the six months ended June 30, 2026 from the prior year period, primarily as a result of decreased costs for network operations, maintenance and product support, as well as a decrease in work under commercial engineering contracts, offset in part by an increase in work under certain government engineering contracts, including the SDA contract, as noted above.
Cost of Subscriber Equipment
Cost of subscriber equipment increased $2.3 million, or 10%, for the six months ended June 30, 2026, compared to the prior year period, primarily due to an increase in inventory component costs and product mix. The increase in equipment costs was partially offset by the decrease in equipment volume for the same period, as noted above.
Research and Development
Research and development expenses increased by $2.0 million, or 21%, for the six months ended June 30, 2026 compared to the prior year period based on increased spending on device-related features and technology for our network.
Selling, General and Administrative
Selling, general and administrative expenses increased by $32.4 million, or 40%, for the six months ended June 30, 2026 compared to the prior year period, primarily due to primarily due to increases in transaction costs totaling $15.0 million, associated with the Merger Agreement with Rocket Lab and the Aireon acquisition. The increase was also due to professional fees, including stock appreciation rights expense in the current year resulting from changes in our stock valuation, including the effect of the announcement of the Merger Agreement with Rocket Lab, between the years, and increases associated with the timing of headcount costs and related benefits allocated to programs.
We expect our selling, general and administrative expenses to increase due to increases in professional and advisory fees during the pendency of the Transaction and and in connection with the closing and integration of Aireon.
Depreciation and Amortization
Depreciation and amortization expense increased by $3.1 million, or 3%, for the six months ended June 30, 2026, compared to the prior year period, primarily related to intangible asset amortization and depreciation on satellites placed into service during the prior year.
Other Expense
Interest Expense, Net
Interest expense, net decreased $6.0 million for the six months ended June 30, 2026 compared to the prior year period. The decrease resulted primarily from a decrease in the average borrowing rate and the decrease in average outstanding debt balance in 2026 as compared to the prior year which had $50.0 million outstanding under the Revolving Facility. We expect interest expense to increase as a result of our drawing $100.0 million on July 1, 2026 under our Revolving Facility.

Other Expense, net
Other expense, net, was $0.6 million for the six months ended June 30, 2026, compared to $2.6 million for the prior year period, primarily as the result of changes in foreign currency exchange rates.
Income Tax Expense
For the six months ended June 30, 2026, our income tax expense was $12.0 million, compared to $9.6 million for the prior year period. The increase in income tax expense is primarily related to decreased tax benefit from the deduction for foreign derived deduction eligible income and tax expense from acquisition costs.
The Organisation for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenue and profits above certain thresholds (referred to as Pillar 2). Although the U.S. has not enacted legislation to implement Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. Pillar 2 is applicable to us beginning in 2026. However based on the guidance issued to date, we do not expect it to have a material impact on our effective tax rate or our results of operation and financial position.
Loss on Equity Method Investments
For the six months ended June 30, 2026, our loss on equity method investments was $2.2 million, compared to a loss of $1.5 million for the prior year period. These amounts reflect the portion of losses recorded on our equity method investments.
Net Income
Net income was $31.3 million for the six months ended June 30, 2026, compared to $52.4 million for the prior year period. The change primarily resulted from increases in total operating expense, primarily selling, general and administrative expenses and increased income tax expense, partially offset by the increases in commercial services revenue and a decrease in interest expense, as described above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations, cash and cash equivalents and our Revolving Facility. As of June 30, 2026, we had approximately $1.8 billion of indebtedness, consisting of amounts outstanding under the Term Loan, the terms of which are described below. We had $100.0 million of additional borrowing available to us under our Revolving Facility as of June 30, 2026, which was subsequently fully drawn on July 1, 2026, to fund the acquisition of Aireon Holdings. These sources are expected to meet our short-term and long-term liquidity needs, including annual payments for (i) required principal and interest on the Term Loan, which we expect to be $12.5 million, and, based on the current interest rate, approximately $90.0 million, respectively in the next 12 months, (ii) capital expenditures, (iii) working capital, (iv) anticipated cash dividend payments to holders of our common stock and (v) required principal and interest on the Aireon Term Loans and the Credit and Guaranty Agreement associated with the Aireon Closing.
As of June 30, 2026, our total cash and cash equivalents balance was $184.2 million, up from $96.5 million as of December 31, 2025. While we generated cash flows from operations and used less for share repurchases in 2026 than in 2025, these factors were offset in part by increased capital expenditures.
The Merger Agreement provides for the payment of a termination fee of $223.6 million by us to Rocket Lab upon termination of the Merger Agreement under specified circumstances, including if the Merger Agreement is terminated (i) by us to enter into a definitive agreement for an alternative acquisition proposal that constitutes a Superior Proposal (as defined in the Merger Agreement) or (ii) by Rocket Lab because our Board of Directors withdraws its recommendation to our stockholders to vote in favor of the adoption of the Merger Agreement and the Transaction or because we materially and intentionally breach the “no-shop” restrictions in the Merger Agreement. The termination fee is also payable by us to Rocket Lab if the Merger Agreement is terminated in specified circumstances and we either consummate an alternative acquisition transaction or enter into a definitive agreement providing for an alternative acquisition transaction within one year of such termination.
In addition, we have incurred and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Transaction. The substantial majority of these costs will be non-recurring expenses relating to the Transaction. Many of these costs are payable regardless of whether or not the Transaction is consummated.
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
As of June 30, 2026, we reported an aggregate balance of $1,774.7 million in borrowings under the Term Loan before $12.8 million of net unamortized deferred financing costs for a net principal balance of $1,761.9 million outstanding in our condensed consolidated balance sheet. In the first half of 2025, we drew $50.0 million under our Revolving Facility for general corporate purposes, all of which was repaid in December 2025, and there were no amounts outstanding as of June 30, 2026 or December 31, 2025. On July 1, 2026, we drew down $100.0 million on our Revolving Facility, the proceeds of which were used for the acquisition of Aireon Holdings.
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
The Term Loan contains no financial maintenance covenants. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn, or subject to letter of credit exposure. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. We complied with all covenants under the Credit Agreement as of June 30, 2026.
The Credit Agreement restricts our ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement permits repayment, prepayment, and repricing transactions. The Credit Agreement also contains a mandatory prepayment sweep mechanism with respect to a portion of our excess cash flow (as defined in the Credit Agreement) in the event our consolidated first lien net leverage ratio rises above 3.5 to 1. Our mandatory excess cash flow prepayment, as specified in the Credit Agreement, was $28.6 million as of December 31, 2024. This amount was paid in May 2025. As a result, no quarterly principal payment was required for the quarters ended March 31, 2026 and June 30, 2026, and no quarterly principal payment will be required until the fourth quarter of 2026. As of December 31, 2025, our first lien net leverage ratio was below the specified leverage ratio and therefore the mandatory prepayment sweep was not required.

Credit and Guaranty Agreement
In connection with the Aireon Closing, the aggregate purchase price payable to the Sellers was approximately $366.7 million, paid in two installments: (i) 50% in cash at the Aireon Closing; and (ii) 50% deferred and in the form of a loan by the Sellers. In connection with the deferred portion of the purchase price, on the Aireon Closing Date, Iridium Monitor Holdings, as borrower, and the Sellers entered into a Credit and Guaranty Agreement (the “Credit and Guaranty Agreement”) pursuant to which the Sellers provided Iridium Monitor Holdings with a $183.4 million term loan, bearing no interest, and maturing one year following the Aireon Closing Date, to fund the deferred portion of the purchase price. The loan is secured by a first priority lien on the equity interests of Aireon Holdings and other intermediate holding company entities.
The Credit and Guaranty Agreement contains no financial maintenance covenants, and contains customary representations and warranties, affirmative and negative covenants (including limitations on indebtedness, liens, restricted payments, investments and affiliate transactions), and events of default (including payment defaults, breaches of covenants, cross-defaults, bankruptcy and change of control). Upon the occurrence of an event of default, the lenders may accelerate the obligations under the Credit and Guaranty Agreement, subject to mandatory acceleration for certain bankruptcy events. The loan is subject to voluntary prepayment at any time subject to prior written notice, and mandatory repayment out of the net cash proceeds of new indebtedness or the issuance or sale of equity interests or in the event of a change of control.

Aireon Term Loans and Credit Facility

As a result of the Aireon Closing, on a going forward basis, Aireon’s previously existing credit facility will be consolidated with our financial position and results of operations. That credit facility provides for secured term loans in the original aggregate principal amount of $175 million (the “Aireon Term Loans”) with a scheduled maturity date of October 10, 2028, and is reflected in a Credit and Guaranty Agreement, dated as of October 10, 2023, as amended by the First Amendment to Credit and Guaranty Agreement, dated as of July 2, 2026, by and among Aireon as borrower, Aireon Holdings and other subsidiaries of Aireon Holdings from time to time party thereto as guarantors (together with Aireon Holdings, the “Aireon Guarantors”), GLAS USA LLC, as administrative agent, GLAS Americas LLC, as collateral agent, and the lenders from time to time party thereto (the “Aireon Credit Agreement”). As of the filing date of this Form 10-Q, the aggregate principal balance of the Aireon Term Loans is $154.7 million.
In connection with the Aireon Closing, on July 2, 2026, we entered into a Parent Guaranty Agreement (the “Parent Guaranty”), pursuant to which we provided an unsecured guarantee of the repayment of Aireon’s obligations under the Aireon Credit Agreement.
The Aireon Term Loans bear interest at a per annum rate equal to, at Aireon’s option, either (i) a SOFR-based rate plus a margin of 6.25% or (ii) a base rate plus a margin of 5.25%. In the event of a prepayment of all or a portion of the Aireon Term Loans, subject to certain exceptions, Aireon is required to pay a prepayment premium equal to (x) 3.00% of the aggregate principal amount of Aireon Term Loans so prepaid, if such prepayment is made on or prior to October 10, 2026, and (y) 1.00% of the aggregate principal amount of Aireon Term Loans so prepaid, if such prepayment is made after October 10, 2026 and on or prior to October 10, 2027. The Aireon Credit Agreement currently requires quarterly amortization payments equal to 1.875% of the original principal amount of the Aireon Term Loans, with such quarterly amortization payments increasing to 3.125% of the original principal amount of the Aireon Term Loans beginning with the quarter ending December 31, 2026 and each quarter thereafter until maturity.
Aireon Holdings and, subject to certain exceptions, substantially all of Aireon’s existing and future direct and indirect wholly owned subsidiaries are required to guarantee the repayment of Aireon’s obligations under the Aireon Credit Agreement. The obligations of Aireon and each of the Aireon Guarantors with respect to the Aireon Credit Agreement are secured by a pledge of substantially all assets of Aireon and each Aireon Guarantor.
The Aireon Credit Agreement contains customary representations and warranties and affirmative and negative covenants applicable to Aireon Holdings and its subsidiaries, including limitations on the ability of Aireon Holdings and its subsidiaries to incur debt, permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Aireon Credit Agreement contains a financial covenant requiring Aireon Holdings and its subsidiaries to maintain, on a consolidated basis as of the last day of each quarterly period, a consolidated total leverage ratio, as defined in the Aireon Credit Agreement, of not more than 5.0 to 1.0. The Aireon Credit Agreement also includes events of default customary for facilities of this type. Upon the occurrence of an event of default, among other things, all outstanding Aireon Term Loans may be accelerated and collateral remedies may be exercised.

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
Contractual Obligations
As of June 30, 2026, we had non-cancelable purchase obligations of approximately $11.5 million for inventory purchases with Benchmark, our primary third-party equipment supplier. Our purchase obligations, all of which are due during the next twelve months, did not change materially from the end of 2025.
As of June 30, 2026, we also had contractual obligations in the short and long term related to the Term Loan (see Note 5) and leases.
Dividends
In December 2022, our Board of Directors initiated a quarterly dividend. Total dividends paid during the six months ended June 30, 2026 and June 30, 2025 were $32.7 million and $30.8 million, respectively. We currently expect that comparable cash dividends will continue to be paid in the future, although future dividends will depend on our earnings, capital requirements, financial conditions and other factors that our Board of Directors deems relevant.
Share Repurchases
On June 28, 2026, in connection with the Transaction with Rocket Lab, our Board of Directors terminated our share repurchase program.

Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2026	2025	Change
	(In thousands)
Cash provided by operating activities	$185,762	$190,696	$(4,934)
Cash used in investing activities	$(51,791)	$(45,256)	$(6,535)
Cash used in financing activities	$(46,951)	$(162,608)	$115,657
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2026 decreased by $4.9 million from the prior year period. The changes in operating cash relate primarily to the decreased net income from increased transaction costs incurred. These changes were offset in part by a working capital decrease of approximately $11.6 million, primarily due timing of customer and vendor payments and related accruals and changes in inventory.
Cash Flows Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 increased by $6.5 million as compared to the prior year period, as a result of the change in spending on capital expenditures.
Cash Flows Used in Financing Activities
Net cash used in financing activities for the six months ended June 30, 2026 decreased by $115.7 million compared to the prior year period. Cash flows used in the prior year were higher primarily due to share repurchases and the mandatory excess cash flow payment, offset in part by the $50.0 million draw down on the revolver.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We had an outstanding aggregate balance of $1,774.7 million under the Term Loan as of June 30, 2026. Under the Term Loan, we pay interest at an annual rate equal to SOFR, plus 2.25%, with a 0.75% SOFR floor. Accordingly, we have been and continue to be subject to interest rate fluctuations. The Cap began in December 2021 and manages our exposure to interest rate movements on a notional amount of $1.0 billion of the Term Loan through November 2026. The Cap provides the right for us to receive payment from the counterparty if one-month SOFR exceeds 1.436%. The interest rate was above the level of the Cap during each of the six months ended June 30, 2026 and for the full year 2025. For every SOFR increase of 25 basis points above the level of the Cap, we expect our annual interest expense to increase by an additional $1.9 million related to the unhedged portion of the Term Loan.

As of June 30, 2026, the Revolving Facility was undrawn. The Revolving Facility bears interest at SOFR plus 2.5%, without a SOFR floor. As of July 1, 2026, we fully drew our Revolving Facility and as drawn for every SOFR increase of 25 basis points, we expect our annual interest expense to increase by an additional $0.3 million.
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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
There are no material pending legal proceedings, other than routine litigation incidental to our business.

ITEM 1A.     RISK FACTORS.
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this report, you should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our 2025 Form 10-K, as supplemented by the risk factors below.
Risks Related to the Anticipated Merger with Rocket Lab Corporation (the “Merger”)
We may fail to consummate the Merger on the anticipated timeline or at all, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the trading price of our common stock.
The Merger is subject to the satisfaction of a number of conditions beyond our control, including receiving requisite stockholder approval and other customary closing conditions. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger. Further, regulators may impose conditions, obligations or restrictions on the Merger that may have the effect of delaying or preventing its completion. If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, and stock price, and our stockholders would be exposed to additional risks, including, but not limited to:
•to the extent that the trading price of our common stock reflects an assumption that the Merger will be completed, the trading price of our common stock could decrease if the Merger is not completed;
•investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results may be adversely impacted due to costs incurred in connection with the Merger;
•we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated;
•any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed; and
•the requirement that we pay a termination fee under certain circumstances.
The pendency of the Merger may disrupt our business and divert management’s attention from ongoing operations.
The efforts and costs to satisfy the closing conditions of the Merger may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations. Any significant diversion of management’s attention away from ongoing business and difficulties encountered in the Merger process could have a material adverse effect on our business, results of operations and financial condition. Uncertainty as to our future could adversely affect our business and our relationship with existing and potential customers, suppliers and other third parties. For example, customers, suppliers and other third parties may defer decisions concerning working with us or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
If the conditions to the Merger are not satisfied or waived, the Merger will not occur.
Even if the transactions contemplated by the Merger Agreement are approved by our stockholders, certain other specified conditions set forth in the Merger Agreement must be satisfied, to the extent permitted by applicable law, or waived to complete the Merger. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the Merger.
Expenses related to the pending Merger are significant and will adversely affect our operating results.

We have incurred and expect to continue to incur significant expenses in connection with the pending Merger, including legal and investment banking fees. We expect these costs to have an adverse effect on our operating results. If the Merger is not consummated, we may under certain circumstances be required to pay to Rocket Lab a termination fee of $223.6 million. Our financial position and results of operations would be adversely affected if we were required to pay the termination fee.
While the Merger Agreement is in effect, we are subject to certain interim covenants.
The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.
We may not be able to enter into a business combination with another party on more favorable terms or at all because of restrictions in the Merger Agreement, which could adversely affect our business prospects.
While the Merger Agreement is in effect, we are generally prohibited from soliciting, initiating or knowingly encouraging, inducing or facilitating any inquiries, indications of interest, proposals or offers that constitute or may reasonably be expected to lead to certain transactions involving a third party, including a merger, sale of assets or other business combination, subject to specified exceptions. Any such transactions could be favorable to our stockholders, but we may be unable to pursue them. If the Merger Agreement is terminated and we decide to seek another business combination thereafter, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement. In addition, covenants in the Merger Agreement impede our ability to make acquisitions during the pendency of the Merger, subject to specified exceptions. As a result, if the Merger is not completed, we may be at a disadvantage to our competitors during such period.
We and our directors and officers may be subject to lawsuits relating to the Merger.
Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order preventing the consummation of the Merger shall have been issued by any court. Consequently, if any such lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.
Risks Related to Aireon’s Business
Aireon’s aviation surveillance and data services business is subject to operational, regulatory, commercial and liability risks that could adversely affect our business, financial condition and results of operations.
Aireon provides space-based aircraft surveillance and related aviation data services to air navigation service providers, aviation regulatory authorities, airlines and other aviation industry participants. Aireon’s services rely on the continued availability and operation of the Iridium satellite constellation, which also supports Iridium’s other services, including the Aireon payload hosted on each Iridium space vehicle, as well as related ground, software, communications, data processing, cybersecurity and customer-interface systems. Any failure, degradation, interruption, latency, signal interference, data corruption, cybersecurity incident, GPS jamming or spoofing event, or other performance issue affecting these systems could impair Aireon’s ability to provide its services and could result in contractual claims, service credits, breach payments, termination rights, regulatory scrutiny, customer disputes, reputational harm, reduced adoption of Aireon’s services, or claims that Aireon’s services caused or contributed to airspace restrictions, aircraft delays, operational disruptions, safety events, aircraft incidents, economic losses or other damages.
Aireon’s business is also subject to evolving aviation regulatory requirements, certification expectations, governmental procurement processes, anti-corruption and sanctions compliance obligations, data-transfer and sovereignty rules, and customer budgetary constraints. In addition, Aireon revenue and growth depend on air traffic volumes, flight activity and customer usage, and therefore may be adversely affected if air traffic declines, grows more slowly than expected, or if customers reduce usage, fail to renew or adopt alternative technologies. Air traffic volumes, flight activity and customer usage have been, and may in the future be, adversely affected by factors outside of Aireon’s control, including geopolitical events, military conflicts, airspace closures or restrictions, public health crises, pandemics or other events that reduce, restrict or disrupt flight activity in customer airspace.
Insurance coverage for these and related and other aerospace, aviation, satellite, cyber, errors and omissions, professional liability and contractual indemnity risks may be limited, subject to exclusions or insufficient to cover all losses. Realization of any of these risks could materially and adversely affect our business, financial condition and results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
There were no repurchases during the fiscal quarter ended June 30, 2026. In addition, on June 28, 2026, in connection with the Transaction with Rocket Lab, our Board of Directors terminated the Company’s share repurchase program.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
Insider trading arrangements and policies
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6.     EXHIBITS.
The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission.

Exhibit	Description
2.1#
Agreement and Plan of Merger, dated as of June 28, 2026, by and among Rocket Lab Corporation, Iridium Communications Inc., Ion Merger Sub I, Inc., and Ion Merger Sub II, LLC, incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on June 29, 2026.

10.1*	Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 20, 2026.
10.2#
Securities Purchase Agreement, dated as of May 13, 2026, by and among Iridium Monitor Holdings LLC and the parties listed thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 14, 2026.

10.3	Form of Support Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 29, 2026.
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

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement.
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
#	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the U.S. Securities and Exchange Commission upon request; provided, however that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

By:	/s/ Vincent J. O’Neill
Vincent J. O’Neill
Chief Financial Officer
 Date: July 22, 2026