Form 10-Q
period 2026-09-30
Iridium Communications Inc.
filed 2026-10-20
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 13, 2026 was 106,158,479.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,853	$96,501
Accounts receivable, net	118,830	93,772
Inventory	62,514	73,764
Prepaid expenses and other current assets	27,526	12,466
Total current assets	306,723	276,503
Property and equipment, net	2,061,704	1,978,153
Equity method investments	1,215	39,773
Other assets	84,431	50,710
Intangible assets, net	361,853	86,928
Goodwill	266,113	98,942
Total assets	$3,082,039	$2,531,009
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	$214,346	$3,402
Accounts payable	8,830	17,676
Accrued expenses and other current liabilities	83,129	49,465
Deferred revenue	31,037	41,127
Total current liabilities	337,342	111,670
Long-term secured debt, net	1,924,982	1,757,124
Deferred income tax liabilities, net	170,472	130,529
Deferred revenue, net of current portion	31,868	40,316
Other long-term liabilities	40,416	28,770
Total liabilities	2,505,080	2,068,409
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 106,154 and 104,918 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	106	105
Additional paid-in capital	865,256	880,643
Accumulated deficit	(280,385)	(418,554)
Accumulated other comprehensive income (loss), net of tax	(8,018)	406
Total stockholders’ equity	576,959	462,600
Total liabilities and stockholders’ equity	$3,082,039	$2,531,009

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Services	$187,498	$165,243	$506,855	$475,105
Subscriber equipment	19,045	21,507	60,031	64,083
Engineering and support services	39,190	40,185	123,141	119,531
Total revenue	245,733	226,935	690,027	658,719

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	60,666	50,762	161,616	153,152
Cost of subscriber equipment	11,609	12,661	38,101	36,830
Research and development	4,810	4,944	16,514	14,640
Selling, general and administrative	74,936	35,508	187,759	115,887
Depreciation and amortization	62,094	52,975	169,698	157,479
Total operating expenses	214,115	156,850	573,688	477,988
Operating income	31,618	70,085	116,339	180,731
Other expense, net:
Interest expense, net	(26,788)	(22,593)	(65,400)	(67,169)
Other income (expense), net	384	372	(258)	(2,184)
Total other expense, net	(26,404)	(22,221)	(65,658)	(69,353)
Income before income taxes and gain (loss) on equity method investments, net	5,214	47,864	50,681	111,378
Income tax expense	(2,186)	(10,003)	(14,138)	(19,629)
Gain (loss) on equity method investments, net	103,868	(734)	101,626	(2,242)
Net income	$106,896	$37,127	$138,169	$89,507
Weighted average shares outstanding - basic	107,368	106,095	106,849	108,160
Weighted average shares outstanding - diluted	108,926	106,476	108,367	108,846
Net income per share - basic	$1.00	$0.35	$1.29	$0.83
Net income per share - diluted	$0.98	$0.35	$1.28	$0.82
Comprehensive income:
Net income	$106,896	$37,127	$138,169	$89,507
Foreign currency translation adjustments	(758)	(315)	(325)	2,933
Unrealized loss on cash flow hedges, net of tax (see Note 6)	(2,579)	(4,575)	(8,099)	(16,791)
Comprehensive income	$103,559	$32,237	$129,745	$75,649

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2026						Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount					Shares	Amount
Balances at beginning of period	105,956	$106	$864,367	$(387,281)	$(4,681)	$472,511	106,393	$106	$910,880	$(446,674)	$9,303	$473,615
Stock-based compensation	—	—	21,290	—	—	21,290	—	—	14,652	—	—	14,652
Stock options exercised and awards vested	284	1	230	—	—	231	380	1	223	—	—	224
Stock withheld to cover employee taxes	(86)	(1)	(4,066)	—	—	(4,067)	(131)	—	(3,541)	—	—	(3,541)
Repurchases and retirements of common stock	—	—	—	—	—	—	(1,906)	(2)	(16,558)	(33,872)	—	(50,432)
Dividends	—	—	(16,565)	—	—	(16,565)	—	—	(16,258)	—	—	(16,258)
Cumulative translation adjustments	—	—	—	—	(758)	(758)	—	—	—	—	(315)	(315)
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(2,579)	(2,579)	—	—	—	—	(4,575)	(4,575)
Net income	—	—	—	106,896	—	106,896	—	—	—	37,127	—	37,127
Balances at end of period	106,154	$106	$865,256	$(280,385)	$(8,018)	$576,959	104,736	$105	$889,398	$(443,419)	$4,413	$450,497

	Nine Months Ended September 30, 2026						Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount					Shares	Amount
Balances at beginning of period	104,918	$105	$880,643	$(418,554)	$406	$462,600	110,357	$110	$964,348	$(406,092)	$18,271	$576,637
Stock-based compensation	—	—	52,103	—	—	52,103	—	—	48,250	—	—	48,250
Stock options exercised and awards vested	1,847	2	770	—	—	772	1,800	2	1,064	—	—	1,066
Stock withheld to cover employee taxes	(611)	(1)	(18,830)	—	—	(18,831)	(588)	—	(17,100)	—	—	(17,100)
Repurchases and retirements of common stock	—	—	—	—	—	—	(6,833)	(7)	(59,664)	(126,834)	—	(186,505)
Dividends	—	—	(49,430)	—	—	(49,430)	—	—	(47,500)	—	—	(47,500)
Cumulative translation adjustments	—	—	—	—	(325)	(325)	—	—	—	—	2,933	2,933
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(8,099)	(8,099)	—	—	—	—	(16,791)	(16,791)
Net income	—	—	—	138,169	—	138,169	—	—	—	89,507	—	89,507
Balances at end of period	106,154	$106	$865,256	$(280,385)	$(8,018)	$576,959	104,736	$105	$889,398	$(443,419)	$4,413	$450,497

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$138,169	$89,507
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	10,931	15,782
Depreciation and amortization	169,698	157,479
Accretion of seller loan discount	2,585	—
Stock-based compensation (net of amounts capitalized)	48,972	43,992
Amortization of deferred financing fees	2,087	2,080
(Gain) loss on equity method investments, net	(101,626)	2,242
All other items, net	545	616
Changes in operating assets and liabilities:
Accounts receivable	(817)	4,813
Inventory	11,297	5,342
Prepaid expenses and other current assets	(12,271)	2,940
Other assets	4,888	5,172
Accounts payable	(9,707)	(6,038)
Accrued expenses and other current liabilities	20,513	(14,035)
Deferred revenue	(1,083)	(14,345)
Other long-term liabilities	(2,475)	(4,069)
Net cash provided by operating activities	281,706	291,478

Cash flows from investing activities:
Capital expenditures	(79,238)	(66,791)
Acquisition of Aireon, net of cash acquired	(179,801)	—
Net cash used in investing activities	(259,039)	(66,791)

Cash flows from financing activities:
Payments on the Term Loan	(3,281)	(33,024)
Borrowings under the Revolving Credit Facility	100,000	50,000
Payments on the Revolving Credit Facility	(50,000)	—
Repurchases of common stock	—	(186,505)
Proceeds from exercise of stock options	772	1,066
Tax payment upon settlement of stock awards	(18,831)	(17,100)
Payment of common stock dividends	(48,962)	(46,865)
Net cash used in financing activities	(20,302)	(232,428)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1,013)	2,748
Net increase (decrease) in cash and cash equivalents, and restricted cash	1,352	(4,993)
Cash, cash equivalents, and restricted cash, beginning of period	96,501	93,526
Cash, cash equivalents, and restricted cash, end of period	$97,853	$88,533

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$65,117	$68,199
Income taxes paid, net	$6,553	$5,479

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$8,737	$9,118
Dividends accrued on common stock	$3,921	$3,170
Capitalized stock-based compensation	$3,131	$4,258

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
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). This guidance requires detailed disaggregation of certain expense captions presented on the face of the income statement, through enhanced disclosures about types of expenses within the footnotes to the financial statements. ASU 2024-03 is effective for public entities for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The ASU is required to be adopted prospectively; however, public entities are permitted to apply the ASU retrospectively. The Company is currently evaluating the effect ASU 2024-03 may have on its footnotes; however, the standard will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
Fair Value Measurements
The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

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
The fair value estimates are based upon certain market assumptions and information available to the Company. The carrying values of the following financial instruments approximated their fair values as of September 30, 2026 and December 31, 2025: (1) cash and cash equivalents, (2) prepaid expenses and other current assets, (3) accounts receivable, (4) accounts payable, and (5) accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2. In determining fair value of Level 2 assets, the Company uses a market approach utilizing valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets. The Company did not hold any Level 3 assets as of September 30, 2026 or December 31, 2025.
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
The following table summarizes the Company’s inventory balances:

	September 30, 2026	December 31, 2025
	(In thousands)
Finished goods	$39,665	$52,352
Raw materials	23,508	22,431
Inventory valuation reserve	(659)	(1,019)
Total	$62,514	$73,764
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
Intangible Assets and Goodwill
The Company’s other intangible assets that have finite lives (e.g., customer relationships, patents, developed technology, the Aireon trade name and other intellectual property) are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any such indicators are present, the Company tests for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. The Company evaluates the useful lives for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives.
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
Business Combinations
The results of businesses acquired in a business combination are included in our consolidated financial statements from the closing date of the acquisition. The Company uses the acquisition method of accounting for business combinations and the purchase price for business combinations is allocated to the assets acquired, including tangible and intangible assets, and assumed liabilities, where applicable, based on their respective fair values at the acquisition date. Determining the fair value of assets acquired, and liabilities assumed requires us to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with assets acquired and liabilities assumed in a business combination. Acquisition-related costs are expensed as incurred. For acquisitions achieved in stages, the previously held equity interests are remeasured to fair value at the acquisition date, with any resulting gain or loss recognized in earnings.
3. Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents:

	September 30, 2026	December 31, 2025	Recurring Fair Value Measurement
	(In thousands)
Cash and cash equivalents:
Cash	$28,710	$24,260
Money market funds	69,143	72,241	Level 2
Total cash and cash equivalents	$97,853	$96,501

4. Intangible Assets and Goodwill

Intangible Assets

The following tables present identifiable intangible assets:

	September 30, 2026
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(12,179)	4,260
Patents	14 - 20 years	587	(280)	307
Customer relationships	12 - 13 years	267,000	(17,272)	249,728
Developed technology	10 years	69,600	(2,423)	67,177
Aireon trade name	4 years	5,500	(344)	5,156
Total		359,126	(32,498)	326,628
Total intangible assets		$394,351	$(32,498)	$361,853

	December 31, 2025
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(11,854)	4,585
Patents	14 - 20 years	587	(249)	338
Customer relationships	12 years	57,000	(10,220)	46,780
Total		74,026	(22,323)	51,703
Total intangible assets		$109,251	$(22,323)	$86,928

Amortization expense was $6.0 million and $1.0 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and $10.2 million and $3.0 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The increases to amortization expense during the three and nine months ended September 30, 2026 were due to the acquisition of Aireon Holdings LLC (“Aireon Holdings”) (see Note 11), resulting in $285.1 million of definite life intangible assets.

Goodwill
During the nine months ended September 30, 2026, the Company acquired Aireon Holdings (see Note 11), resulting in additional goodwill of $167.2 million. The Company’s goodwill balance as of September 30, 2026 and December 31, 2025 was $266.1 million and $98.9 million, respectively.
5. Debt
Term Loan and Revolving Facility
Pursuant to the Amended and Restated Credit Agreement, dated as of September 20, 2023, by and among Iridium Holdings LLC, the Company solely with respect to Section 10.12 thereof, Iridium Satellite LLC, the lenders party thereto from time to time and Deutsche Bank AG New York Branch, as the administrative agent and the collateral agent (as amended to date, the “Credit Agreement”) the Company obtained a term loan in an original aggregate principal amount equal to $1,500.0 million on September 20, 2023 (the “September 2023 Term Loan”), issued at a price equal to 99.75% of its face value. The Credit Agreement also provides for a $100.0 million revolving credit facility (the “Revolving Facility”). The Term Loan (as defined below) and the Revolving Facility mature in September 2030 and September 2028, respectively. During the year ended December 31, 2024, the Company borrowed an additional aggregate $325.0 million in term loans, comprised of $125.0 million on March 25, 2024 (the “March 2024 Term Loan”), issued at a price equal to 99.875% of its face value, and $200.0 million on July 30, 2024 (the “July 2024 Term Loan,” together with the September 2023 Term Loan and the March 2024 Term Loan, the “Term Loan”), issued at 99.0% of its face value. The additional amounts borrowed are fungible with the September 2023 Term Loan and have the same maturity date, interest rate, and other terms as the September 2023 Term Loan.
The proceeds from the March 2024 Term Loan were used for the acquisition of Satelles, Inc. on April 1, 2024. In March 2025 and April 2025, the Company drew down $20.0 million and $30.0 million on its Revolving Facility, respectively, for general corporate purposes, all of which was repaid prior to December 31, 2025. On July 1, 2026, the Company drew down $100.0 million on its Revolving Facility, the proceeds of which were used for the acquisition of Aireon Holdings (see Note 11). During the third quarter of 2026, the Company repaid $50.0 million on the Revolving Facility and $50.0 million remained outstanding as of September 30, 2026.
The Term Loan has been repriced on several occasions, most recently in June 2024, and currently bears interest at an annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 2.25%, with a 0.75% SOFR floor. If the Transaction (as defined in Note 15) closes, solely from and after the closing of the Transaction, the Term Loan will again be repriced, as further described below. The Company typically selects a one-month interest period, with the result that interest is calculated using one-month SOFR. Interest is paid monthly on the last business day of the month. Principal payments, payable quarterly, equal approximately $18.3 million per annum (one percent of the full principal amount of the Term Loan following the additional Term Loan amounts borrowed in 2024), with the remaining principal due upon maturity. As further detailed below, no quarterly principal payment has been made after the first quarter in 2025 as a result of the excess cash flow payment made in May 2025.
The Revolving Facility bears interest at an annual rate of SOFR plus 2.5% (but without a SOFR floor) if and as drawn, with no original issue discount, and a commitment fee of 0.5% per year on the undrawn amount, which was reduced to 0.375% in the first quarter of 2026 because the Company had a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of less than 3.5 to 1.0.
The Credit Agreement restricts the Company’s ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. Additionally, the Credit Agreement contains an annual mandatory prepayment sweep mechanism with respect to a portion of the Company’s excess cash flow (as defined in the Credit Agreement) in the event the Company’s net leverage ratio rises above 3.5 to 1.0. The Company’s mandatory excess cash flow prepayment, as specified in the Credit Agreement, was $28.6 million as of December 31, 2024. This amount was paid in May 2025. As a result, no quarterly principal payment was required for the quarters ended March 31, 2026, June 30, 2026, and September 30, 2026, and no quarterly principal payment will be required until the fourth quarter of 2026. As of December 31, 2025, the Company was below the specified leverage ratio and therefore the mandatory prepayment sweep was not required.
The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1.00 if more than 35% of the Revolving Facility has been drawn, which was the case as of September 30, 2026. As of September 30, 2026, the Company was in compliance with all covenants.
On September 15, 2026, the Company entered into an amendment (the “Fourth Amendment”) to the Credit Agreement that, among other things, (i) provides that the Transaction (as defined in Note 15) shall not constitute a change of control under the Credit Agreement, (ii) provides for a downstream guarantee of the obligations under the Credit Agreement by Rocket Lab USA, Inc. at the closing of the Transaction, (iii) solely from and after the closing of the Transaction, increases the interest rate applicable to the term loans outstanding under the Credit Agreement to a per annum rate of (a) SOFR plus an interest rate margin that ranges from 2.50% to 3.00% or (b) base rate plus an interest rate margin that ranges from 1.50% to 2.00%, in each case, based on the Company’s credit ratings, (iv) solely from and after the closing of the Transaction, provides for a prepayment premium, applicable only in the case of a repricing transaction (and in any event, not in the case of a change of control or transformative transaction), in an amount equal to 1.00% of the Term Loan subject to such repricing transaction, (v) solely from and after the closing of the Transaction, provides for an exit fee, which applies after the first anniversary of the closing of the Transaction, in an amount equal to 1.00% of Term Loan prepaid, and (vi) makes certain other amendments that shall only take effect after the consummation of the Transaction. The Term Loan and the Revolving Facility are permitted to remain outstanding after the closing of the Transaction. Rocket Lab (as defined below) has stated that through a combination of equity raised through an at-the-market offering, available liquidity and assumption of the Term Loan, it has sufficient cash to fully fund the Transaction.
Aireon Term Loan and Credit and Guaranty Agreement
On May 13, 2026, the Company entered into a Securities Purchase Agreement with NAV CANADA, the Irish Air Navigation Service, ENAV S.P.A., Naviair Surveillance A/S, NATS (Services) Limited, and certain of their affiliated entities (the “Sellers”), pursuant to which, on July 2, 2026 (the “Aireon Closing Date”), the Company, through its wholly owned subsidiary, Iridium Monitor Holdings LLC (“Iridium Monitor Holdings”), closed its acquisition of Aireon Holdings, acquiring the remaining 60.5% of equity interests in Aireon Holdings that the Company did not already own (the “Aireon Closing”).
In connection with the Aireon Closing, on July 2, 2026, the Company entered into a Parent Guaranty Agreement (the “Parent Guaranty”), pursuant to which the Company provided an unsecured guarantee of the repayment of Aireon’s obligations under the Credit and Guaranty Agreement, dated as of October 10, 2023, by and among Aireon as borrower, Aireon Holdings and other subsidiaries of Aireon Holdings from time to time party thereto as guarantors, GLAS USA LLC, as administrative agent, GLAS Americas LLC, as collateral agent, and the lenders from time to time party thereto (as amended to date, the “Aireon Credit Agreement”). The Aireon Credit Agreement provides for a term loan in an aggregate original principal amount equal to $175 million (the “Aireon Term Loan”), which bears interest at a per annum rate equal to, at Aireon’s option, either (i) SOFR plus a margin of 6.25% or (ii) base rate plus a margin of 5.25%. In the event of a prepayment of all or a portion of the Aireon Term Loan, subject to certain exceptions, Aireon is required to pay a prepayment premium equal to (x) 3.00% of the aggregate principal amount of Aireon Term Loan so prepaid, if such prepayment is made on or prior to October 10, 2026, and (y) 1.00% of the aggregate principal amount of Aireon Term Loan so prepaid, if such prepayment is made after October 10, 2026 and on or prior to October 10, 2027. The Aireon Credit Agreement currently requires quarterly amortization payments equal to 1.875% of the original principal amount of the Aireon Term Loan, with such quarterly amortization payments increasing to 3.125% of the original principal amount of the Aireon Term Loan beginning with the quarter ending December 31, 2026 and each quarter thereafter until maturity on October 10, 2028 with the balance due.
The Aireon Credit Agreement contains customary representations and warranties, events of default and affirmative and negative covenants applicable to Aireon Holdings and its subsidiaries, including limitations on the ability of Aireon Holdings and its subsidiaries to incur debt, permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Aireon Credit Agreement contains a financial covenant requiring Aireon Holdings and its subsidiaries to maintain, on a consolidated basis as of the last day of each quarterly period, a consolidated total leverage ratio, as defined in the Aireon Credit Agreement, of not more than 5.00 to 1.00.
Additionally, in connection with the Aireon Closing, the aggregate purchase price payable to the Sellers was approximately $366.7 million, paid in two installments: (i) 50% in cash at the Aireon Closing; and (ii) 50% deferred and in the form of a loan by the Sellers. In connection with the deferred portion of the purchase price, on the Aireon Closing Date, Iridium Monitor Holdings, as borrower, and the Sellers entered into a Credit and Guaranty Agreement (the “Credit and Guaranty Agreement”) pursuant to which the Sellers provided Iridium Monitor Holdings with a $183.4 million term loan (the “Aireon Closing Loan” and together with the Aireon Term Loan, the “Aireon Loans”), bearing no interest, and maturing one year following the Aireon Closing Date, to fund the deferred portion of the purchase price. The Aireon Closing Loan is secured by a first priority lien on the equity interests of Aireon Holdings and other intermediate holding company entities. The Aireon Closing Loan was recorded at $172.8 million, net of $10.6 million of original issue discount to be amortized through the maturity date.
As of each of September 30, 2026 and December 31, 2025, the Company reported an aggregate of $2,109.5 million and $1,774.7 million, respectively, in borrowings under the Term Loan and the Aireon Loans. This amount does not include $20.1 million and $14.2 million of net unamortized deferred financing costs as of September 30, 2026 and December 31, 2025, respectively. The net principal balance in borrowings in the accompanying consolidated balance sheets as of September 30, 2026 and December 31, 2025 amounted to $2,089.3 million and $1,760.6 million, respectively. As of September 30, 2026 and December 31, 2025, based upon recent trading prices (Level 2 - market approach), the fair value of the Company’s borrowings under the Term Loan was $1,771.4 million and $1,734.8 million, respectively.

Interest on Debt
Total interest incurred includes amortization of deferred financing fees and capitalized interest. The following table presents the interest and amortization of deferred financing fees related to the Term Loan and Aireon Loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Total interest incurred	$28,271	$24,955	$73,182	$73,954
Amortization of deferred financing fees	$770	$739	$2,245	$2,175
Capitalized interest	$2,274	$1,108	$5,326	$3,174
Accretion of seller loan discount	$2,585	$—	$2,585	$—
At each of September 30, 2026 and December 31, 2025, accrued interest on the Term Loan was $0.3 million.
6. Derivative Financial Instruments
The Company is exposed to interest rate fluctuations related to the Term Loan and Aireon Term Loan. The Company has reduced its exposure to fluctuations in the cash flows associated with changes in the variable interest rate by entering into offsetting positions through the use of interest rate hedges. This will reduce the negative impact of increases in the variable rate over the term of the derivative contracts. These contracts are not used for trading or other speculative purposes. The Company has not incurred, and does not expect to incur, any losses as a result of counterparty default.
Interest Rate Cap
In July 2021, the Company entered into an interest rate cap contract (the “Cap”), which had an effective date of December 2021. The Cap manages the Company’s exposure to interest rate movements on a portion of the Term Loan through November 2026. The Cap, as modified to date, currently provides the Company with the right to receive payment from the counterparty if one-month SOFR exceeds 1.436%. The Company pays a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1.0 billion as of September 30, 2026 and December 31, 2025.
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
Fair Value of Derivative Instruments
As of September 30, 2026 and December 31, 2025, the Company had an asset balance of $4.3 million and $17.0 million, respectively, for the fair value of the Cap and a liability balance of $0.6 million and $2.6 million, respectively, for the fair value of the Cap premium. Both the Cap and the Cap premium are recorded net within other assets on the condensed consolidated balance sheet.
During each of the three months ended September 30, 2026 and 2025, the Company incurred $0.8 million in interest expense for the Cap premium, and during each of the nine months ended September 30, 2026 and 2025, the Company incurred $2.5 million in interest expense for the Cap premium. Interest expense was reduced by $5.8 million and $7.4 million for the three months ended September 30, 2026 and 2025, respectively, and $17.0 million and $21.9 million for the nine months ended September 30, 2026 and 2025, respectively, for payments received related to the Cap.
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

The following table presents the amount of unrealized gain or loss and related tax impact associated with the derivative instruments that the Company recorded in its condensed consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Unrealized loss, net of tax	$(2,579)	$(4,575)	$(8,099)	$(16,791)
Tax benefit	$772	$1,377	$2,427	$5,061
7. Equity Transactions
Preferred Stock
The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock, all of which have been converted to common stock. The remaining 0.5 million authorized shares of preferred stock remained undesignated and unissued as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, there were no outstanding shares of preferred stock, as all previously designated and issued preferred stock was converted into common stock in prior periods.
Dividends
Stockholders are entitled to receive, when and if declared by the Company’s Board of Directors from time to time, dividends and other distributions in cash, stock or property from the Company’s assets or funds legally and contractually available for such purposes. In December 2022, the Company’s Board of Directors initiated a quarterly dividend. The Company paid dividends of $0.15 per share of common stock for each of the three months ended March 31, June 30 and September 30, 2026, resulting in total payments to stockholders of $49.0 million for the nine months ended September 30, 2026. The Company paid dividends of $0.14 per share of common stock for each of the three months ended March 31 and June 30, 2025, and a dividend of $0.15 per share of common stock for the three months ended September 30, 2025, resulting in total dividend payments for the nine months ended September 30, 2025 of $46.9 million. The Company’s liability related to dividends on common shares underlying unvested restricted stock units (“RSUs”) was $3.9 million and $3.5 million as of September 30, 2026 and December 31, 2025, respectively.
Share Repurchase Program
Since February 2021, the Company’s Board of Directors has authorized the repurchase of up to $1,500.0 million of the Company’s common stock. The most recent share repurchase program for $500.0 million through December 31, 2027, was approved in September 2024. On June 28, 2026, the Company’s Board of Directors terminated this share repurchase program in connection with entering into the Agreement and Plan of Merger with Rocket Lab (see Note 15).
The Company repurchased and subsequently retired 1.9 million and 6.8 million shares of its common stock during the three and nine months ended September 30, 2025, respectively, for a total purchase price of $50.0 million and $185.0 million, respectively, exclusive of $0.4 million and $1.5 million, respectively, of excise taxes incurred. The Company made no share repurchases in the nine months ended September 30, 2026, and, following the June 28, 2026 termination of the most recent program, does not have an active share repurchase program in place.
8. Revenue
The following table summarizes the Company’s services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Commercial services revenue:
Voice and data	$58,002	$59,930	$173,822	$172,682
IoT data	48,669	46,707	141,706	135,303
Broadband	11,822	12,970	35,718	38,570
Hosted payload and other data	41,432	18,726	72,786	48,140
Total commercial services revenue	159,925	138,333	424,032	394,695
Government services revenue	27,573	26,910	82,823	80,410
Total services revenue	$187,498	$165,243	$506,855	$475,105

The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Commercial	$317	$1,852	$3,348	$5,893
Government	38,873	38,333	119,793	113,638
Total engineering and support services revenue	$39,190	$40,185	$123,141	$119,531
Approximately 36% and 46% of the Company’s accounts receivable balance at September 30, 2026 and December 31, 2025, respectively, were due from prime contracts or subcontracts with agencies of the U.S. government.
The Company’s contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond one year is immaterial to the financial statements.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $5.4 million and $15.4 million for the three months ended September 30, 2026 and 2025, respectively, and $32.2 million and $45.5 million for the nine months ended September 30, 2026 and 2025, respectively. The decreases to previously deferred revenue recognized during the three and nine months ended September 30, 2026 were due to the acquisition of Aireon Holdings (see Note 11).
As of September 30, 2026, contract assets were $27.8 million, included within other assets on the consolidated balance sheets. The increase in contract assets was primarily due to contract assets acquired as part of the Aireon acquisition. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed:

	September 30, 2026	December 31, 2025
	(In thousands)
Contract Assets:
Commissions	$1,465	$1,603
Other contract costs	$1,497	$1,626

9. Leases
Operating leases in which the Company was a lessor as of September 30, 2026 consisted primarily of hosting agreements with Aireon LLC (“Aireon”), through the Aireon Closing Date, and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the estimated useful lives of the satellites, currently estimated to be approximately 17.5 years from their respective in-service dates. Lease income related to these agreements was $0.8 million and $3.1 million for each of the three months ended September 30, 2026 and 2025, respectively, and $7.0 million and $9.3 million for each of the nine months ended September 30, 2026 and 2025, respectively. The lease income decreased by $2.3 million in both the three and nine months ended September 30, 2026 due to the acquisition of Aireon. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive income.
L3Harris has prepaid all amounts owed to the Company pursuant to its hosting arrangement. The following table presents future income with respect to the Company’s operating lease with L3Harris in which it is the lessor existing at September 30, 2026, exclusive of the $2.3 million recognized during the nine months ended September 30, 2026, by year and in the aggregate, assuming that the lease continues:

Year Ending December 31,	Amount
(In thousands)
2026	$779
2027	3,115
2028	3,115
2029	3,115
2030	3,115
Thereafter	15,123
Total lease income	$28,362
10. Stock-Based Compensation
In May 2025, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of September 30, 2026, the aggregate number of shares remaining available for future grants under the Amended 2015 Plan was 10,288,264. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, RSUs, stock appreciation rights, and other equity securities to employees, consultants, and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.
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

The following tables summarize the Company’s RSU activity:

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2025	4,049	$29.45
Granted	2,272	26.55
Forfeited	(255)	28.01
Released	(1,784)	33.14
Outstanding at September 30, 2026	4,282	$26.44
Vested and unreleased at September 30, 2026 (1)	612

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2024	3,870	$32.56
Granted	2,163	30.89
Forfeited	(188)	37.20
Released	(1,690)	35.09
Outstanding at September 30, 2025	4,155	$30.45
Vested and unreleased at September 30, 2025 (1)	560
(1)     These RSUs were granted to the members of the Company’s Board of Directors as a part of their compensation for board and committee service and had vested but had not yet settled, meaning that the underlying shares of common stock had not been issued and released.
Service-Based RSUs
The majority of the annual compensation the Company provides to non-employee members of its Board of Directors is paid in the form of RSUs. In addition, some members of the Company’s Board of Directors may elect to receive their cash retainers, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 131,000 and 81,000 service-based RSUs were granted to the non-employee members of the Company’s Board of Directors as a result of these payments and elections during the nine months ended September 30, 2026 and 2025, respectively, with an estimated grant date fair value of $2.6 million and $2.4 million, respectively.
During the nine months ended September 30, 2026 and 2025, the Company granted approximately 2,130,000 and 1,272,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $57.3 million and $38.9 million, respectively. The increase in service-based RSUs to employees resulted primarily from a change in executive compensation, a portion of which was previously granted in performance-based RSUs.
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
11. Acquisition of Aireon
On July 2, 2026, the Company acquired the 60.5% equity interest in Aireon Holdings that it did not previously own, resulting in the Company obtaining 100% ownership of Aireon. Aireon is the operator of the world’s only space-based Automatic Dependent Surveillance-Broadcast (“ADS-B”) air traffic surveillance system.
The acquisition date fair value of the business at the acquisition date was $523.8 million. The purchase price for the remaining 60.5% equity interest was $352.2 million. The transaction was accounted for as a business combination under the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations. Since the Company held a 39.5% equity interest in Aireon immediately prior to the acquisition date and accounted for that investment under the equity method, the Company remeasured its previously held equity interest to its estimated fair value of $171.6 million as of the acquisition date and recognized a gain of $103.9 million in gain (loss) from equity method investments, net in the condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2026.
The following table summarizes the acquisition date fair value of the business:

July 2, 2026
(In thousands)
Cash consideration	$183,362
Seller note	172,789
Seller transaction costs paid by the Company	11,284
Settlement of pre-existing relationships	(15,212)
Total consideration transferred	352,223
Fair value of previously held 39.5% equity interest	171,600
Total acquisition date fair value	$523,823

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

July 2, 2026
Fair Value
(In thousands)
Cash	$14,848
Accounts Receivable, net	25,212
Prepaid expenses and other current assets	8,507
Property and equipment, net	161,935
Intangible assets, net	285,100
Other non-current assets	43,665
Accounts payable	(3,709)
Accrued expenses and other current liabilities	(11,295)
Short-term secured debt	(19,688)
Deferred revenue	(1,717)
Long-term secured debt	(134,969)
Other long-term liabilities	(11,238)
Total fair value of net assets acquired	$356,651
Goodwill	$167,172
Total purchase price	$523,823
The purchase price allocation is preliminary as the Company is continuing to finalize the valuation of certain acquired intangible assets and other assets and liabilities assumed. The Company expects to finalize the purchase price allocation within the measurement period, which will not exceed one year from the acquisition date.
The following is a summary of preliminary identifiable intangible assets acquired and the related expected lives for the finite-lived intangible assets:

Type	Useful life	Fair Value
		(In thousands)
Customer relationships	13 years	$210,000
Developed technology	10 years	69,600
Trade name	4 years	5,500
Total identifiable intangible assets acquired		$285,100
Goodwill of $167.2 million was recorded in connection with the Aireon acquisition, representing the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill primarily represents Aireon’s future revenue and earnings potential, expected synergies, and the assembled workforce of Aireon. None of the goodwill is expected to be deductible for income tax purposes.
The Company incurred $14.9 million of acquisition-related costs that were expensed in the three and nine months ended September 30, 2026. These costs are included within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
The amounts of revenue and earnings of Aireon included in the Company’s condensed consolidated statements of operations and comprehensive income (loss), including the effects of purchase accounting and excluding the impact of the Company’s remeasurement of its prior equity interest in Aireon Holdings, are as follows:

Three Months Ended September 30, 2026
(In thousands)
Revenue	$34,492
Net loss	(55)

Supplemental Pro Forma Information (Unaudited)
The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the acquisition of Aireon had occurred on January 1, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Revenue	$245,733	$249,317	$733,779	$726,365
Net income	2,068	29,384	19,388	164,623

The unaudited pro forma financial information includes adjustments to reflect incremental amortization of acquired identifiable intangible assets, incremental depreciation resulting from fair value adjustments to property and equipment, related income tax effects, the acquisition-date remeasurement of the previously held equity interest, acquisition-related transaction costs and the elimination of intercompany transactions. The pro forma financial information does not reflect potential synergies or integration costs and is not necessarily indicative of the results that would have occurred or of future results.
12. Income Taxes
Income before income taxes and gain (loss) on equity method investments was $5.2 million and $50.7 million for the three and nine months ended September 30, 2026, respectively, while the income tax expense was $2.2 million and $14.1 million, respectively. The effective tax rate was 41.9% and 27.9% for the three and nine months ended September 30, 2026, respectively, which differed from the federal statutory rate of 21%, primarily due to acquisition costs, discrete tax expense associated with stock compensation and nondeductible executive compensation, partially offset by tax benefit from the deduction for foreign derived deduction eligible income and U.S. tax credits.
Income before income taxes and gain (loss) on equity method investments was $47.9 million and $111.4 million for the three and nine months ended September 30, 2025, respectively, while the income tax expense was $10.0 million and $19.6 million, respectively. The effective tax rate was 20.9% and 17.6% for the three and nine months ended September 30, 2025, respectively, which differed from the federal statutory rate of 21%, primarily due to a tax benefit from the deduction for foreign derived intangible income and U.S. tax credits, partially offset by discrete tax expense associated with stock compensation and nondeductible executive compensation.
13. Related Party Transactions
Prior to July 2, 2026, the Company held an approximate 39.5% equity interest in Aireon Holdings LLC (“Aireon Holdings”), which owns Aireon LLC (“Aireon”), and accounted for its investment under the equity method. On July 2, 2026, the Company acquired the remaining equity interests in Aireon Holdings, which became a wholly owned subsidiary of the Company (see Note 11).

Prior to the acquisition, the Company provided satellite hosting, power and data services, and administrative and support services to Aireon under various agreements. The Company recognized hosting fee revenue of zero and $2.3 million for the three months ended September 30, 2026, and 2025, respectively, and $4.6 million and $6.9 million for the nine months ended September 30, 2026 and 2025, respectively. Power and data service revenue was zero and $5.9 million for the three months ended September 30, 2026, and 2025, respectively, and $11.7 million and $17.6 million for the nine months ended September 30, 2026 and 2025, respectively. Amounts for 2026 reflect only transactions prior to the acquisition date.

As of December 31, 2025, receivables due from Aireon for power and data services and administrative and support services totaled $2.0 million and $0.3 million, respectively. Following the closing of the acquisition on July 2, 2026, transactions and balances between the Company and Aireon are eliminated in consolidation.
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

The following table summarizes the computations of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Numerator:
Net income - basic and diluted	$106,896	$37,127	138,169	89,507

Denominator:
Weighted average common shares — basic	107,368	106,095	106,849	108,160
Dilutive effect of stock options	78	77	83	95
Dilutive effect of RSUs	1,480	304	1,435	591
Weighted average common shares — diluted	108,926	106,476	108,367	108,846

Net income per share - basic	$1.00	$0.35	$1.29	$0.83
Net income per share - diluted	$0.98	$0.35	$1.28	$0.82
15. Merger Agreement with Rocket Lab Corporation
On June 28, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rocket Lab Corporation (“Rocket Lab”) pursuant to which the Company agreed to be acquired by Rocket Lab (the “Transaction”).
Subject to the terms and conditions set forth in the Merger Agreement, each issued and outstanding share of the Company’s common stock, other than as specified in the Merger Agreement, will be converted into the right to receive (i) $27.00 in cash and (ii) a number of shares of Rocket Lab’s common stock equal to the Exchange Ratio (as defined below). The “Exchange Ratio” will be the following: (i) if the Rocket Lab Common Stock Price (as defined below) is equal to or less than $67.50, then the Exchange Ratio will be 0.4000; (ii) if the Rocket Lab Common Stock Price is greater than $67.50 but less than $112.50, then the Exchange Ratio will be the quotient obtained by dividing $27.00 by the Rocket Lab Common Stock Price, rounded to four decimal places; and (iii) if the Rocket Lab Common Stock Price is equal to or greater than $112.50, then the Exchange Ratio will be 0.2400. “Rocket Lab Common Stock Price” is defined as the volume weighted average price per share of Rocket Lab’s common stock on the Nasdaq Global Select Market for the period of the ten consecutive trading days ending on and including the second full trading day prior to the First Effective Time (as defined in the Merger Agreement).
The Merger Agreement provides each of the Company and Rocket Lab with certain termination rights and, under certain circumstances, may require the Company to pay a $223.6 million termination fee.
The Transaction is expected to be completed by mid-2027, subject to the satisfaction of remaining customary closing conditions and interim operating covenants, including covenants that generally require the Company to conduct its business in the ordinary course consistent with past practice and subject the Company to restrictions on certain actions pending consummation of the Transaction.

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
Overview of Our Business
We are a leading provider of global voice, data and positioning, navigation and timing (“PNT”) satellite services and are the only commercial provider of communications services offering true global coverage, connecting people, organizations, and assets to and from anywhere, in real time. Our low-Earth orbit (“LEO”), L-band network provides specialized, reliable, weather-resilient communications services to regions of the world where terrestrial wireless or wireline networks do not exist or are limited, including remote land areas, open ocean, airways, the polar regions and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters. In addition, our satellites have other payloads that facilitate specific additional services for customers, such as our subsidiary Aireon LLC’s (“Aireon’s”) space-based air traffic surveillance system. We also utilize our long history operating a commercial LEO satellite system to provide a growing array of engineering and operational services to government customers and government network operators such as the U.S. Space Force.
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
We primarily sell our products and services to commercial end users by recruiting and expanding a global wholesale distribution network, currently encompassing approximately 130 service providers, approximately 300 value-added resellers (“VARs”), and approximately 100 value-added manufacturers, which create and sell technology that uses the Iridium network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific industries or business areas. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.
As of September 30, 2026, we had approximately 2,696,000 billable subscribers worldwide, an increase of 154,000, or 6%, from approximately 2,542,000 billable subscribers as of September 30, 2025. We have a diverse customer base, including end users in land mobile, Internet of Things (“IoT”), maritime, aviation and government.
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
We now indirectly own all of the membership interests in Aireon Holdings and Aireon, which is the operator of the world’s only space-based ADS-B air traffic surveillance system. We acquired the additional equity interest for an aggregate contractual purchase price of approximately $366.7 million, 50% in cash and 50% deferred and in the form of a loan by the Sellers, payable one year following the Aireon Closing pursuant to a Credit and Guaranty Agreement. We view this acquisition as a defining step toward achieving our long-term business objective to provide the foundational architecture for global aviation safety, bringing space-based surveillance, safety communications, PNT, and operational data together on a single network.

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
The Transaction is expected to be completed by mid-2027, subject to the satisfaction of remaining customary closing conditions, including (i) consent of the U.S. Federal Communications Commission to the transfer of control of certain of our telecommunication authorizations; (ii) receipt of clearances or approvals under other specified foreign investment and satellite and telecommunications laws; (iii) the absence of any order or law issued, enforced or enacted by a governmental authority in certain specified jurisdictions that prevents, makes illegal or enjoins the consummation of the Transaction; (iv) there having not occurred a Company Material Adverse Effect or a Parent Material Adverse Effect, each as defined in the Merger Agreement; and (v) the continued effectiveness of a registration statement on Form S-4 with respect to shares of Rocket Lab Common Stock to be issued in the Transaction and approval of such shares for listing on the Nasdaq Global Select Market.
The waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), related to the Transaction expired on August 12, 2026 and, on September 24, 2026, our stockholders approved the Transaction at a special meeting of stockholders (the “Special Meeting”). The expiration of the HSR waiting period and stockholder approval were each closing conditions to the Transaction.
On September 15, 2026, we entered into the fourth amendment to the credit agreement (the “Fourth Amendment”), which, among other things, provides that the Transaction shall not constitute a change of control under the credit agreement. The term loan in an original aggregate principal amount equal to $1,500.0 million (the “September 2023 Term Loan”), an additional aggregate $325.0 million in term loans, comprised of $125.0 million on March 25, 2024 (the “March 2024 Term Loan”), and $200.0 million on July 30, 2024 (the “July 2024 Term Loan” together with the September 2023 Term Loan and March 2024 Term Loan, the “Term Loan”) and the $100.0 million revolving credit facility (the “Revolving Facility”) are permitted to remain outstanding after the closing of the Transaction. Rocket Lab has stated that through a combination of equity raised through an at-the-market offering, available liquidity and assumption of the Term Loan, that it has sufficient cash to fully fund the Transaction.
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
For more information regarding the Transaction and related arrangements, see the definitive merger proxy statement related to the Special Meeting that we filed on August 26, 2026 and the Current Reports on Form 8-K that we filed on June 29, 2026, September 15, 2026, September 18, 2026, and September 24, 2026.

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

Comparison of Our Results of Operations for the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,				Change
	2026	% of Total Revenue	2025	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$187,498	76%	$165,243	73%	$22,255	13%
Subscriber equipment	19,045	8%	21,507	9%	(2,462)	(11)%
Engineering and support services	39,190	16%	40,185	18%	(995)	(2)%
Total revenue	245,733	100%	226,935	100%	18,798	8%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	60,666	25%	50,762	22%	9,904	20%
Cost of subscriber equipment	11,609	5%	12,661	6%	(1,052)	(8)%
Research and development	4,810	2%	4,944	2%	(134)	(3)%
Selling, general and administrative	74,936	30%	35,508	16%	39,428	111%
Depreciation and amortization	62,094	25%	52,975	23%	9,119	17%
Total operating expenses	214,115	87%	156,850	69%	57,265	37%
Operating income	31,618	13%	70,085	31%	(38,467)	(55)%

Other expense:
Interest expense, net	(26,788)	(11)%	(22,593)	(10)%	(4,195)	19%
Other income, net	384	—%	372	—%	12	3%
Total other expense, net	(26,404)	(11)%	(22,221)	(10)%	(4,183)	19%
Income before income taxes and gain (loss) on equity method investments, net	5,214	2%	47,864	21%	(42,650)	(89)%
Income tax expense	(2,186)	(1)%	(10,003)	(4)%	7,817	(78)%
Gain (loss) on equity method investments, net	103,868	42%	(734)	—%	104,602	(14,251)%
Net income	$106,896	44%	$37,127	17%	$69,769	188%

Revenue
Commercial Service Revenue

	Three Months Ended September 30,
	2026			2025			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$58.0	396	$48	$59.9	411	$48	$(1.9)	(15)	$—
IoT data	48.7	2,163	7.63	46.7	1,991	7.95	2.0	172	(0.32)
Broadband (3)	11.8	16.0	246	13.0	16.3	265	(1.2)	(0.3)	(19)
Hosted payload and other data	41.4	N/A		18.7	N/A		22.7	N/A
Total commercial services	$159.9	2,575		$138.3	2,418		$21.6	157
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
For the three months ended September 30, 2026, total commercial services revenue increased $21.6 million, or 16%, from the prior year period primarily as a result of increases in hosted payload and other data services and IoT data. Hosted payload and other data service revenue increased $22.7 million, or 121%, compared to the prior year period, primarily due to the inclusion of Aireon revenue totaling $26.3 million, partially offset by decreases in PNT revenue including non-recurring revenue recognition in the prior year period. Commercial IoT revenue increased $2.0 million, or 4%, for the three months ended September 30, 2026, compared to the same period of the prior year, driven by a 9% increase in billable subscribers, offset in part by a decline in ARPU. The increases in commercial services were partially offset by decreases in voice and data and broadband. Commercial voice and data revenue decreased $1.9 million, or 3%, for the three months ended September 30, 2026, compared to the same period of the prior year, primarily due to decreased billable subscribers. Commercial broadband revenue decreased $1.2 million, or 9%, for the three months ended September 30, 2026, compared to the prior year period, due primarily to the decline in ARPU to $246 in the third quarter of 2026, as compared to $265 in the prior year period, reflecting the increased prevalence of use of lower-priced companion plans in the current year period.
Government Service Revenue

	Three Months Ended September 30,
	2026		2025		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$27.6	121	$26.9	124	$0.7	(3)
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services (“EMSS”) contract. Under the terms of this EMSS contract, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The service fee under the EMSS contract is fixed at $110.5 million per year for the remainder of the term and is not based on subscribers or usage, allowing an unlimited number of users access to these services. Revenue for the three months ended September 30, 2026 increased slightly reflecting the contractual step ups in the EMSS contract. On September 11, 2026, the U.S. Space Force exercised its option to extend the EMSS Contract with us through March 2027, at the same contractual rate. We continue to expect a renewal of the EMSS Contract in 2027. For more on risks associated with the EMSS contract expiration, see the risk factor captioned “—Our agreements with U.S. government customers, particularly the Department of War (the “DoW”), which represent a significant portion of our revenue, are subject to termination and renewal” in our 2025 Form 10-K.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased by $2.5 million, or 11%, for the three months ended September 30, 2026, compared to the prior year period, primarily as a result of a decrease in volume of handset and L-band transceiver device sales offset in part by an increase in volume of Short Burst Data® device sales. We continue to expect equipment revenue in 2026 to be in line with 2025.
Engineering and Support Service Revenue

	Three Months Ended September 30,
	2026	2025	Change
	(In millions)
Commercial engineering and support services	$0.3	$1.9	$(1.6)
Government engineering and support services	38.9	38.3	0.6
Total engineering and support services	$39.2	$40.2	$(1.0)
Engineering and support service revenue decreased by $1.0 million, or 2%, for the three months ended September 30, 2026, compared to the prior year period, primarily due to the Aireon acquisition. We expect engineering and support service revenue to be higher in 2026 than in 2025.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $9.9 million, or 20%, for the three months ended September 30, 2026 from the prior year period, primarily as a result of $10.1 million in costs due to the Aireon acquisition.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment decreased by $1.1 million, or 8%, for the three months ended September 30, 2026, compared to the prior year period, primarily due to the net decrease in volume of device sales, as noted above.
Research and Development
Research and development expenses remained relatively flat compared to the prior year period.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs, as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses increased by $39.4 million, or 111%, for the three months ended September 30, 2026, compared to the prior year period, primarily due to increases in transaction costs totaling $21.3 million associated with the Transaction and the Aireon acquisition. The increase was also due to $10.6 million higher employee costs, including stock-based compensation expenses, $4.8 million in costs due to the Aireon acquisition, $2.1 million in professional fees, and $1.2 million of stock appreciation rights expense.
We expect our selling, general and administrative expenses to moderate from the current quarter as we expect transaction costs to decrease during the pendency of the Transaction and in connection with the closing.
Depreciation and Amortization
Depreciation and amortization expense increased by $9.1 million, or 17%, for the quarter ended September 30, 2026, compared to the prior year period, primarily related to a $4.5 million increase in depreciation due to the Aireon acquisition and a $3.8 million increase in amortization of intangible assets recognized related to the Aireon acquisition.

Other Income (Expense), net
Interest Expense, Net
Interest expense, net increased $4.2 million, or 19%, for the three months ended September 30, 2026, compared to the same period of the prior year. The increase was primarily due to $6.5 million in interest expense associated with the Aireon Loans, partially offset by lower interest rates compared to the prior year period.
Other Income, net
Other income, net, was $0.4 million for the three months ended September 30, 2026, and September 30, 2025, respectively, primarily driven by foreign currency exchange rates.
Income Tax Expense
For the three months ended September 30, 2026, our income tax expense was $2.2 million, compared to $10.0 million for the prior year period. The decrease in income tax expense is primarily related to decreased pre-tax book income in 2026 compared to 2025 and decreased tax expense associated with stock compensation and nondeductible executive compensation, partially offset by decreased tax benefit from the deduction for foreign derived deduction eligible income and tax expense from acquisition costs.
The Organisation for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenue and profits above certain thresholds (referred to as Pillar 2). Although the U.S. has not enacted legislation to implement Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. Pillar 2 is applicable to us beginning in 2026. However, based on the guidance issued to date, we do not expect it to have a material impact on our effective tax rate or our results of operation and financial position.
Gain (Loss) on Equity Method Investments, Net of Tax
For the three months ended September 30, 2026, our after tax gain on equity method investments was $103.9 million compared to a loss of $0.7 million in the prior year period. Prior to our acquisition of Aireon in July 2026, we held a 39.5% equity interest in Aireon Holdings, which was classified as an equity method investment. Upon the closing of the acquisition of Aireon, we recorded a gain of $135.3 million, equal to the difference between the fair value and net book value of the equity method investment. The impact of this gain on net income was partially offset by $31.4 million in taxes related to the remeasurement.
Net Income
Net income was $106.9 million for the three months ended September 30, 2026, compared to net income of $37.1 million for the prior year period. The $69.8 million increase in net income was primarily the result of the gain related to the acquisition of Aireon as described above.

Comparison of Our Results of Operations for the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,				Change
	2026	% of Total Revenue	2025	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$506,855	73%	$475,105	72%	$31,750	7%
Subscriber equipment	60,031	9%	64,083	10%	(4,052)	(6)%
Engineering and support services	123,141	18%	119,531	18%	3,610	3%
Total revenue	690,027	100%	658,719	100%	31,308	5%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	161,616	23%	153,152	23%	8,464	6%
Cost of subscriber equipment	38,101	6%	36,830	6%	1,271	3%
Research and development	16,514	2%	14,640	2%	1,874	13%
Selling, general and administrative	187,759	27%	115,887	18%	71,872	62%
Depreciation and amortization	169,698	25%	157,479	24%	12,219	8%
Total operating expenses	573,688	83%	477,988	73%	95,700	20%
Operating income	116,339	17%	180,731	27%	(64,392)	(36)%

Other expense:
Interest expense, net	(65,400)	(9)%	(67,169)	(10)%	1,769	(3)%
Other expense, net	(258)	—%	(2,184)	—%	1,926	(88)%
Total other expense, net	(65,658)	(9)%	(69,353)	(10)%	3,695	(5)%
Income before income taxes and gain (loss) on equity method investments, net	50,681	7%	111,378	17%	(60,697)	(54)%
Income tax expense	(14,138)	(2)%	(19,629)	(3)%	5,491	(28)%
Gain (loss) on equity method investments, net	101,626	15%	(2,242)	—%	103,868	(4,633)%
Net income	$138,169	19%	$89,507	14%	$48,662	54%

Revenue
Commercial Service Revenue

	Nine Months Ended September 30,
	2026			2025			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$173.8	396	$48	$172.7	411	$46	$1.1	(15)	$2
IoT data	141.7	2,163	7.57	135.3	1,991	7.75	6.4	172	(0.18)
Broadband (3)	35.7	16.0	248	38.6	16.3	261	(2.9)	(0.3)	(13)
Hosted payload and other data	72.8	N/A		48.1	N/A		24.7	N/A
Total commercial services	$424.0	2,575		$394.7	2,418		$29.3	157
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
For the nine months ended September 30, 2026, total commercial services revenue increased $29.3 million, or 7%, from the prior year period primarily driven by increases in hosted payload and other data services, IoT data, and voice and data revenue. Hosted payload and other data service revenue increased $24.7 million, or 51%, compared to the prior year period, primarily due to the inclusion of Aireon revenue totaling $26.3 million, partially offset by decreases in PNT revenue, including non-recurring revenue recognition in the prior year. Commercial IoT revenue increased $6.4 million, or 5%, for the nine months ended September 30, 2026, compared to the prior year period, driven by a 9% increase in IoT billable subscribers, offset in part by a decline in ARPU. Commercial voice and data revenue increased $1.1 million, or 1%, from the prior year period, primarily due to increased ARPU from price increases implemented during the second half of the prior year. Commercial broadband revenue decreased $2.9 million, or 8%, for the nine months ended September 30, 2026, compared to the prior year period, primarily due to a decrease in ARPU to $248 in the third quarter of 2026, as compared to $261 in the prior year period, reflecting the increased prevalence of use of lower-priced companion plans in the current year period.
Government Service Revenue

	Nine Months Ended September 30,
	2026		2025		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$82.8	121	$80.4	124	$2.4	(3)
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to the U.S. government and other authorized customers pursuant to our EMSS contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The service fee under the EMSS contract is fixed at $110.5 million per year for the remainder of the term and is not based on subscribers or usage, allowing an unlimited number of users access to these services. Revenue for the nine months ended September 30, 2026 increased $2.4 million reflecting the contractual step ups in the EMSS contract. On September 11, 2026, the U.S. Space Force exercised its option to extend the EMSS Contract with us through March 2027, at the same contractual rate. We continue to expect a renewal of the EMSS Contract in 2027. For more on risks associated with the EMSS contract expiration, see the risk factor captioned “—Our agreements with U.S. government customers, particularly the DoW, which represent a significant portion of our revenue, are subject to termination and renewal” in our 2025 Form 10-K.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased $4.1 million, or 6%, for the nine months ended September 30, 2026, compared to the prior year period, primarily as a result of a decrease in volume of handset and L-band transceiver device sales, offset in part by an increase in the volume of Certus device sales. We continue to expect equipment revenue in 2026 to be in line with 2025.
Engineering and Support Service Revenue

	Nine Months Ended September 30,
	2026	2025	Change
	(In millions)
Commercial engineering and support services	$3.3	$5.9	$(2.6)
Government engineering and support services	119.8	113.6	6.2
Total engineering and support services	$123.1	$119.5	$3.6
Engineering and support service revenue increased $3.6 million, or 3%, for the nine months ended September 30, 2026 compared to the prior year period due to increased work under certain government projects, predominantly the contract with the Space Development Agency (“SDA”). We expect engineering and support service revenue to be higher in 2026 than in 2025.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) increased by $8.5 million, or 6%, for the nine months ended September 30, 2026 from the prior year period, primarily as a result of $10.1 million in costs due to the Aireon acquisition, offset in part by decreased costs for network and satellite operations, maintenance and product support, as well as a decrease in work under commercial engineering contracts.
Cost of Subscriber Equipment
Cost of subscriber equipment increased $1.3 million, or 3%, for the nine months ended September 30, 2026, compared to the prior year period, primarily due to an increase in inventory component costs and product mix. The increase in equipment costs was partially offset by the decrease in equipment volume for the same period, as noted above.
Research and Development
Research and development expenses increased by $1.9 million, or 13%, for the nine months ended September 30, 2026 compared to the prior year period based on increased spending on device-related features and technology for our network.
Selling, General and Administrative
Selling, general and administrative expenses increased by $71.9 million, or 62%, for the nine months ended September 30, 2026 compared to the prior year period, primarily due to increases in transaction costs totaling $36.3 million associated with the Transaction and the Aireon acquisition. The increase was also due to $16.1 million higher employee costs including stock-based compensation expenses, $6.3 million of stock appreciation rights expense in the current year resulting from changes in our stock valuation between the years, including changes resulting from the announcement of the Transaction, $4.8 million in costs due to the Aireon acquisition, and $4.0 million in professional fees.
We expect our selling, general and administrative expenses to increase due to increases in professional and advisory fees during the pendency of the Transaction and in connection with the closing and integration of Aireon.
Depreciation and Amortization
Depreciation and amortization expense increased by $12.2 million, or 8%, for the nine months ended September 30, 2026, compared to the prior year period, primarily related to a $4.5 million increase in depreciation due to the Aireon acquisition, $3.8 million in amortization of intangible assets recognized related to the Aireon acquisition, amortization of customer relationships related to the Satelles acquisition in 2024 and depreciation on satellites placed into service in 2025.
Other Expense
Interest Expense, Net
Interest expense, net decreased $1.8 million for the nine months ended September 30, 2026 compared to the prior year period. The decrease was primarily due to lower interest expense related to lower average debt levels, excluding the Aireon Loans, and interest rates and higher capitalized interest, offset by $6.5 million in interest expense associated with the Aireon Loans.

Other Expense, net
Other expense, net, was $0.3 million for the nine months ended September 30, 2026, compared to $2.2 million for the prior year period, primarily as the result of changes in foreign currency exchange rates.
Income Tax Expense
For the nine months ended September 30, 2026, our income tax expense was $14.1 million, compared to $19.6 million for the prior year period. The decrease in income tax expense is primarily related to decreased pre-tax book income in 2026 compared to 2025 and decreased tax expense associated with stock compensation and nondeductible executive compensation, partially offset by decreased tax benefit from the deduction for foreign derived deduction eligible income and tax expense from acquisition costs.
The Organisation for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenue and profits above certain thresholds (referred to as Pillar 2). Although the U.S. has not enacted legislation to implement Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. Pillar 2 is applicable to us beginning in 2026. However, based on the guidance issued to date, we do not expect it to have a material impact on our effective tax rate or our results of operation and financial position.
Gain (Loss) on Equity Method Investments, Net of Tax
For the nine months ended September 30, 2026, our after tax gain on equity method investments was $101.6 million, primarily as a result of the acquisition of Aireon, upon which we recorded a $135.3 million gain on our previously held equity method investment, as noted above. The impact of this gain on net income was partially offset by $31.4 million in taxes related to the remeasurement. For the nine months ended September 30, 2025 our loss on equity method investments was $2.2 million, reflecting the portion of losses recorded on equity method investments, including Aireon, during the period.
Net Income
Net income was $138.2 million for the nine months ended September 30, 2026, compared to $89.5 million for the prior year period. The change primarily resulted from the gain related to the acquisition of Aireon, as described above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations, cash and cash equivalents and our Revolving Facility. As of September 30, 2026, we had approximately $2.1 billion of indebtedness, consisting of the Term Loan, and the term loan that we assumed in connection with the acquisition of Aireon in an aggregate original principal amount equal to $175 million (the “Aireon Term Loan”), and amounts outstanding under the Credit and Guaranty Agreement related to the Aireon Closing (the “Aireon Closing Loan” and together with the Aireon Term Loan, the “Aireon Loans”), the terms of which are described below. On July 1, 2026, we drew down $100.0 million on our Revolving Facility to fund the acquisition of Aireon Holdings. During the quarter ended September 30, 2026, we repaid $50.0 million and $50.0 million remained outstanding as of September 30, 2026. These sources are expected to meet our short-term and long-term liquidity needs, including annual payments for (i) required principal and interest on the Term Loan and Aireon Loans in the next 12 months, (ii) capital expenditures, (iii) working capital, and (iv) anticipated cash dividend payments to holders of our common stock.
As of September 30, 2026, our total cash and cash equivalents balance was $97.9 million, up from $96.5 million as of December 31, 2025. While we generated cash flows from operations and used less for share repurchases in 2026 than in 2025, these factors were offset by our acquisition of Aireon in the third quarter of 2026.
The Merger Agreement provides for the payment of a termination fee of $223.6 million by us to Rocket Lab upon termination of the Merger Agreement under specified circumstances, including if the Merger Agreement is terminated (i) by us to enter into a definitive agreement for an alternative acquisition proposal that constitutes a Superior Proposal (as defined in the Merger Agreement) or (ii) by Rocket Lab because we materially and intentionally breach the “no-shop” restrictions in the Merger Agreement. The termination fee is also payable by us to Rocket Lab if the Merger Agreement is terminated in specified circumstances and we either consummate an alternative acquisition transaction or enter into a definitive agreement providing for an alternative acquisition transaction within one year of such termination.
In addition, we have incurred and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Transaction. The substantial majority of these costs will be non-recurring expenses relating to the Transaction. Many of these costs are payable regardless of whether or not the Transaction is consummated.

Term Loan and Revolving Facility
Pursuant to the Amended and Restated Credit Agreement, dated as of September 20, 2023, by and among Iridium Holdings LLC, we solely with respect to Section 10.12 thereof, Iridium Satellite LLC, the lenders party thereto from time to time, and Deutsche Bank AG New York Branch, as the administrative agent and the collateral agent (as amended to date, the “Credit Agreement”), we borrowed the Term Loan and obtained the Revolving Credit Facility. The maturities of the Term Loan and Revolving Facility are in September 2030 and September 2028, respectively.
The Term Loan has been repriced on several occasions, most recently in June 2024, and currently bears interest at an annual rate equal to SOFR, plus 2.25%, with a 0.75% SOFR floor. If the Transaction closes, solely from and after the closing of the Transaction, the Term Loan will again be repriced, as further described below. We typically select a one-month interest period, with the result that interest is calculated using one-month SOFR. Interest is paid monthly on the last business day of the month. Principal payments, payable quarterly, equal $18.3 million per annum (one percent of the full principal amount of the Term Loan), with the remaining principal due upon maturity. As further detailed below, no quarterly principal payment has been made after the first quarter in 2025 as a result of the excess cash flow payment made in May 2025.
The Revolving Facility bears interest at an annual rate of SOFR plus 2.5% (but without a SOFR floor) if and as drawn, with no original issue discount, and a commitment fee of 0.5% per year on the undrawn amount, which was reduced to 0.375% in the first quarter of 2026 because we had a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of less than 3.5 to 1.0.
The Credit Agreement restricts our ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. Additionally, the Credit Agreement contains an annual mandatory prepayment sweep mechanism with respect to a portion of our excess cash flow (as defined in the Credit Agreement) in the event our net leverage ratio rises above 3.5 to 1.0. Our mandatory excess cash flow prepayment, as specified in the Credit Agreement, was $28.6 million as of December 31, 2024. This amount was paid in May 2025. As a result, no quarterly principal payment was required for the quarters ended March 31, 2026, June 30, 2026, and September 30, 2026, and no quarterly principal payment will be required until the fourth quarter of 2026. As of December 31, 2025, we were below the specified leverage ratio and therefore the mandatory prepayment sweep was not required.
The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires us to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1.0 if more than 35% of the Revolving Facility has been drawn, which was the case as of September 30, 2026. As of September 30, 2026, we were in compliance with all covenants.
On September 15, 2026, we entered into the Fourth Amendment that, among other things, (i) provides that the Transaction shall not constitute a change of control under the Credit Agreement, (ii) provides for a downstream guarantee of the obligations under the Credit Agreement by Rocket Lab USA, Inc., at the closing of the Transaction, (iii) solely from and after the closing of the Transaction, increases the interest rate applicable to the Term Loan to a per annum rate of (a) SOFR plus an interest rate margin that ranges from 2.50% to 3.00% or (b) base rate plus an interest rate margin that ranges from 1.50% to 2.00%, in each case, based on our credit ratings, (iv) solely from and after the closing of the Transaction, provides for a prepayment premium, applicable only in the case of a repricing transaction (and in any event, not in the case of a change of control or transformative transaction), in an amount equal to 1.00% of the Term Loan subject to such repricing transaction, (v) solely from and after the closing of the Transaction, provides for an exit fee, which applies after the first anniversary of the closing of the Transaction, in an amount equal to 1.00% of the Term Loan prepaid and (vi) makes certain other amendments, which other amendments shall only take effect after the consummation of the Transaction. The Term Loan and the Revolving Facility are permitted to remain outstanding after the closing of the Transaction. Rocket Lab has stated that through a combination of equity raised through an at-the-market offering, available liquidity and assumption of the Term Loan, it has sufficient cash to fully fund the Transaction.

Credit and Guaranty Agreement
In connection with the Aireon Closing, the aggregate purchase price payable to the Sellers was approximately $366.7 million, paid in two installments: (i) 50% in cash at the Aireon Closing; and (ii) 50% deferred and in the form of a loan by the Sellers. In connection with the deferred portion of the purchase price, on the Aireon Closing Date, Iridium Monitor Holdings, as borrower, and the Sellers entered into the Credit and Guaranty Agreement, pursuant to which the Sellers provided Iridium Monitor Holdings the Aireon Closing Loan, bearing no interest, and maturing one year following the Aireon Closing Date, to fund the deferred portion of the purchase price. The loan is secured by a first priority lien on the equity interests of Aireon Holdings and other intermediate holding company entities.

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

Aireon Term Loan and Credit Facility
As a result of the Aireon Closing, the Parent Guaranty Agreement (the “Parent Guaranty”), pursuant to which we provided an unsecured guarantee of the repayment of Aireon’s obligations under the Credit and Guaranty Agreement, dated as of October 10, 2023, by and among Aireon as borrower, Aireon Holdings and other subsidiaries of Aireon Holdings from time to time party thereto as guarantors, GLAS USA LLC, as administrative agent, GLAS Americas LLC, as collateral agent, and the lenders from time to time party thereto (as amended to date, the “Aireon Credit Agreement”) is consolidated with our financial position and results of operations. The Aireon Term Loan has a scheduled maturity date of October 10, 2028, and is reflected in the Aireon Credit Agreement.
In connection with the Aireon Closing, on July 2, 2026, we entered into the Parent Guaranty, pursuant to which we provided an unsecured guarantee of the repayment of Aireon’s obligations under the Aireon Credit Agreement.
The Aireon Term Loan bears interest at a per annum rate equal to, at Aireon’s option, either (i) a SOFR-based rate plus a margin of 6.25% or (ii) a base rate plus a margin of 5.25%. In the event of a prepayment of all or a portion of the Aireon Term Loan, subject to certain exceptions, Aireon is required to pay a prepayment premium equal to 1.00% of the aggregate principal amount of Aireon Term Loan so prepaid if such prepayment is made on or prior to October 10, 2027. The Aireon Credit Agreement currently requires quarterly amortization payments equal to 1.875% of the original principal amount of the Aireon Term Loan, with such quarterly amortization payments increasing to 3.125% of the original principal amount of the Aireon Term Loan beginning with the quarter ending December 31, 2026 and each quarter thereafter until maturity.
The Aireon Credit Agreement contains customary representations and warranties, events of default and affirmative and negative covenants applicable to Aireon Holdings and its subsidiaries, including limitations on the ability of Aireon Holdings and its subsidiaries to incur debt, permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Aireon Credit Agreement contains a financial covenant requiring Aireon Holdings and its subsidiaries to maintain, on a consolidated basis as of the last day of each quarterly period, a consolidated total leverage ratio, as defined in the Aireon Credit Agreement, of not more than 5.00 to 1.00.

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
Contractual Obligations
As of September 30, 2026, we had non-cancelable purchase obligations of approximately $14.3 million for inventory purchases with Benchmark, our primary third-party equipment supplier. Our purchase obligations, all of which are due during the next twelve months, did not change materially from the end of 2025.
As of September 30, 2026, we also had contractual obligations in the short and long term related to the Term Loan (see Note 5) and leases.
Dividends
In December 2022, our Board of Directors initiated a quarterly dividend. Total dividends paid during the nine months ended September 30, 2026 and September 30, 2025 were $49.0 million and $46.9 million, respectively. We currently expect that comparable cash dividends will continue to be paid in the future, although future dividends will depend on our earnings, capital requirements, financial conditions and other factors that our Board of Directors deems relevant.
Share Repurchases
On June 28, 2026, in connection with the Transaction with Rocket Lab, our Board of Directors terminated our share repurchase program.

Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2026	2025	Change
	(In thousands)
Cash provided by operating activities	$281,706	$291,478	$(9,772)
Cash used in investing activities	$(259,039)	$(66,791)	$(192,248)
Cash used in financing activities	$(20,302)	$(232,428)	$212,126
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2026 decreased by $9.8 million from the prior year period. The changes in operating cash relate primarily to decreases in net income adjusted for non-cash items of $40.4 million, including the effects of acquisition costs offset in part by a $30.6 million increase in net working capital primarily due to the change to pay annual incentive compensation solely in cash versus the prior year mix of cash and equity, the recognition of deferred revenue associated with the timing of contractual payments, and the timing of customer and vendor payments.
Cash Flows Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 increased by $192.2 million as compared to the prior year period, primarily due to the Aireon acquisition as well as increased capital expenditures.
Cash Flows Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2026 decreased by $212.1 million compared to the prior year period. Cash flows used in the prior year were higher primarily due to share repurchases and the mandatory excess cash flow payment.
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
In connection with the Aireon acquisition, we applied the acquisition method of accounting, which requires significant estimates and judgments in determining the fair values of assets acquired, liabilities assumed and our previously held equity interest. Significant estimates primarily relate to the valuation of acquired intangible assets, including projected future cash flows, growth rates and discount rates. The purchase price allocation remains preliminary and is subject to adjustment during the measurement period. See Note 11 to the financial statements for additional information.
There have been no changes to our critical accounting policies and estimates from those described in our 2025 Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We had an outstanding aggregate balance of $2,109.5 million under the Term Loan and Aireon Loans as of September 30, 2026. Under the Term Loan, we pay interest at an annual rate equal to SOFR, plus 2.25%, with a 0.75% SOFR floor. Accordingly, we have been and continue to be subject to interest rate fluctuations. The interest rate contract that manages our exposure to interest rate movements on a portion of the Term Loan through November 2026 (the “Cap”) began in December 2021 and manages our exposure to interest rate movements on a notional amount of $1.0 billion of the Term Loan through November 2026. The Cap provides the right for us to receive payment from the counterparty if one-month SOFR exceeds 1.436%. The interest rate was above the level of the Cap during each of the nine months ended September 30, 2026 and for the full year 2025. For every SOFR increase of 25 basis points above the level of the Cap, we expect our annual interest expense to increase by an additional $1.9 million related to the unhedged portion of the Term Loan. Upon expiration of the Cap in November 2026, we expect our annual interest expense to increase by approximately $23.3 million and that for every SOFR increase of 25 basis points, we would expect our annual interest expense to increase by an additional $4.4 million. We are evaluating options to hedge our exposure to interest rate movements; however, we expect overall interest rate expense to increase upon the expiration of the Cap.
As of September 30, 2026, $50.0 million of the Revolving Facility was drawn. The Revolving Facility bears interest at SOFR plus 2.5%, without a SOFR floor.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Merger is subject to the satisfaction of a number of conditions beyond our control, including customary closing conditions. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger. Further, regulators may impose conditions, obligations or restrictions on the Merger that may have the effect of delaying or preventing its completion. If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, and stock price, and our stockholders would be exposed to additional risks, including, but not limited to:
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
Certain specified conditions set forth in the Merger Agreement must be satisfied, to the extent permitted by applicable law, or waived to complete the Merger. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the Merger.

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
We and our directors and officers have been and may continue to be subject to lawsuits relating to the Merger.
Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order preventing the consummation of the Merger shall have been issued by any court. Consequently, if any such lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we are evaluating and defending against lawsuits and will evaluate and defend against any additional lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.
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
Aireon’s business is also subject to evolving aviation regulatory requirements, certification expectations, governmental procurement processes, anti-corruption and sanctions compliance obligations, data-transfer and sovereignty rules, and customer budgetary constraints. In addition, Aireon’s revenue and growth depend on air traffic volumes, flight activity and customer usage, and therefore may be adversely affected if air traffic declines, grows more slowly than expected, or if customers reduce usage, fail to renew or adopt alternative technologies. Air traffic volumes, flight activity and customer usage have been, and may in the future be, adversely affected by factors outside of Aireon’s control, including geopolitical events, military conflicts, airspace closures or restrictions, public health crises, pandemics or other events that reduce, restrict or disrupt flight activity in customer airspace.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
There were no repurchases during the fiscal quarter ended September 30, 2026.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
Insider trading arrangements and policies
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, other than as follows:

Name	Position	Action	Adoption Date of 10b5-1 Trading Plan	Total Shares of Common Stock to Be Sold (1)	Expiration / Termination Date
Kathleen Morgan	Chief Legal Officer	Adoption	August 17, 2026	(2)	October 1, 2027
Eric T. Olson	Director	Adoption	August 17, 2026	8,000	July 1, 2027
Vincent O’Neill	Chief Financial Officer	Adoption	August 17, 2026	24,290	August 17, 2027
Suzanne McBride	Chief Operating Officer	Adoption	August 19, 2026	(3)	December 16, 2027
L. Anthony Frazier	Director	Adoption	August 20, 2026	12,640	May 20, 2027
Timothy J. Last	EVP, Sales & Marketing	Adoption / Termination	August 25, 2026	5,600	September 3, 2026 (4)
Matthew Desch; Matt and Ann Desch Foundation(5)	Chief Executive Officer & Director	Adoption	September 3, 2026	546,274	December 10, 2027
(1) Represents the maximum number of shares of Iridium common stock that may be sold pursuant to the Rule 10b5-1 arrangement (the “arrangement”). The actual number of shares sold will be dependent on the satisfaction of certain conditions as set forth in the written plan.

(2) The total actual number of shares that may be sold under the trading arrangement is not currently determinable. In addition to 21,358 shares of common stock, the arrangement covers all shares issuable upon vesting of 61,786 RSUs scheduled to vest during the term of the arrangement, net of shares withheld to satisfy tax withholding obligations. The actual number of shares that may be sold under the arrangement cannot be determined at this time because the number of shares withheld for taxes will depend on applicable withholding rates and the market value of our common stock on the applicable vesting dates.

(3) The total actual number of shares that may be sold under the trading arrangement is not currently determinable. The arrangement covers all shares issuable upon vesting of 125,397 RSUs scheduled to vest during the term of the arrangement, net of shares withheld to satisfy tax withholding obligations. The actual number of shares that may be sold under the arrangement cannot be determined at this time because the number of shares withheld for taxes will depend on applicable withholding rates and the market value of our common stock on the applicable vesting dates.

(4) Upon adoption, the plan’s expiration date was August 25, 2028, however, the plan was terminated on September 3, 2026. No shares were traded under the plan.
(5) Includes 46,274 shares held by the Matt and Ann Desch Foundation, a charitable foundation, over which the reporting person has voting and investment power.

ITEM 6.     EXHIBITS.
The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission.

Exhibit	Description
3.1	Amended and Restated Bylaws of Iridium Communications Inc., adopted on August 10, 2026, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2026.
10.1#
Credit and Guaranty Agreement, dated July 2, 2026, by and among Iridium Monitor Holdings LLC, as borrower, the Guarantors named party thereto, the Lenders from time to time party thereto, GLAS USA LLC, as Administrative Agent, and GLAS Americas LLC, as Collateral Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 7, 2026.

10.2#
Credit and Guaranty Agreement, dated October 10, 2023, among Aireon LLC, as borrower, the Guarantors named party thereto, the Lenders from time to time party thereto, GLAS USA LLC, as Administrative Agent, and GLAS Americas LLC, as Collateral Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on July 7, 2026.

10.3#
First Amendment, dated July 2, 2026, by and among Aireon LLC, as borrower, Aireon Holdings LLC and the other Guarantors signatory thereto, the Lenders signatory thereto, and GLAS USA LLC, as administrative agent, to Credit and Guaranty Agreement, dated October 10, 2023, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on July 7, 2026.

10.4	Parent Guaranty Agreement, dated July 2, 2026, by and between Iridium Communications Inc. and Aireon LLC, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on July 7, 2026.
10.5#	Consent and Amendment No. 4 to Amended and Restated Credit Agreement, dated September 15, 2026, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 15, 2026.
10.6*	Form of Retention Award Agreement (2026)
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
 Date: October 20, 2026